Form 10-Q
period 2021-09-30
Belong Acquisition Corp.
filed 2021-11-15
CIK 1842384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

[(215) 701-9555]

(Issuer’s telephone number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 15, 2021, there were 15,550,000 shares of Class A common stock, $0.0001 par value, and 3,887,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BELONG ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BELONG ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

(UNAUDITED)

ASSETS
Current Assets
Cash	$1,509,758
Prepaid expenses	454,035
Total Current Assets	1,963,793

Investments held in Trust Account	150,001,343
TOTAL ASSETS	$151,965,136

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$61,877
Total Current Liabilities	61,877

Deferred underwriting fee payable	5,250,000
Warrant liabilities	4,276,250
Total Liabilities	9,588,127

Commitments and Contingencies

Class A common stock subject to possible redemption, 15,000,000 shares at $10.00 per share as of September 30, 2021	150,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 550,000 issued and outstanding (excluding 15,000,000 shares subject to possible redemption) as of September 30, 2021	55
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,887,500 shares issued and outstanding as of September 30, 2021	389
Additional paid-in capital	—
Accumulated deficit	(7,623,435)
Total Stockholders’ Deficit	(7,622,991)
TOTAL LIABILITIES , CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$151,965,136

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELONG ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

Operating and formation costs	$178,381	$179,381
Loss from operations	(178,381)	(179,381)

Other income:
Change in fair value of warrant liabilities	3,032,250	3,032,250
Transaction costs allocated to warrant liabilities	(408,604)	(408,604)
Interest earned on marketable securities held in Trust Account	1,343	1,343
Total other income, net	2,624,989	2,624,989

Net income	$2,446,608	$2,445,608

Basic and diluted weighted average shares outstanding, Class A common stock	11,107,143	3,902,510
Basic and diluted net income per share, Class A common stock	$0.16	$0.31
Basic and diluted weighted average shares outstanding, Class B common stock	3,887,500	3,887,500
Basic and diluted net income per share, Class B common stock	$0.16	$0.31

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELONG ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021 (commencement of operations)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	4,450,000	445	24,555	—	25,000

Net loss	—	—	—	—	—	(1,003)	(1,003)

Balance – March 31, 2021	—	$—	4,450,000	$445	$24,555	$(1,003)	$23,997

Net income	—	—	—	—	—	3	3

Balance – June 30, 2021	—	$—	4,450,000	$445	$24,555	$(1,000)	$24,000

Sale of 550,000 Private Placement units, net of initial classification of Private Placement Warrants and less transaction costs allocated to Private Placement Warrants	550,000	55	—	—	5,262,299	—	5,262,354

Forfeiture of Founder Shares	—	—	(562,500)	(56)	56	—	—

Accretion for Class A common stock subject to redemption amount	—	—	—	—	(5,286,910)	(10,069,043)	(15,355,953)

Net income	—	—	—	—	—	2,446,608	2,446,608

Balance – September 30, 2021	550,000	$55	3,887,500	$389	$—	$(7,623,435)	$(7,622,991)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELONG ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,445,608
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,343)
Change in fair value of warrant liabilities	(3,032,250)
Transaction costs allocated to warrant liabilities	408,604
Changes in operating assets and liabilities:
Prepaid expenses	(454,035)
Accrued expenses	61,877
Net cash used in operating activities	(571,539)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(150,000,000)
Net cash used in investing activities	(150,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	147,000,000
Proceeds from sale of Private Placement Units	5,500,000
Proceeds from promissory note - related party	76,718
Repayment of promissory note - related party	(76,718)
Payment of offering costs	(418,703)
Net cash provided by financing activities	152,081,297

Net Change in Cash	1,509,758
Cash – beginning of period	—
Cash – end of period	$1,509,758

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$5,250,000
Deferred offering costs paid by Sponsor in exchange for the issuance of Class B common stock	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELONG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (described below).

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
SEPTEMBER 30, 2021
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

Liquidity

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering, at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least year from the date of the financial statements were issued, and therefore substantial doubt has been alleviated.

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

BELONG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form 10-Q’s will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Revised
Balance Sheet as of July 27, 2021 (audited)
Class A common stock subject to possible redemption	$134,520,720	$15,479,280	$150,000,000
Class A common stock	$210	$(155)	$55
Additional paid-in capital	$5,410,026	$(5,410,026)	$—
Accumulated deficit	$(410,676)	$(10,069,099)	$(10,479,775)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(15,479,280)	$(10,479,275)
Number of Class A common stock subject to possible redemption	13,452,072	1,547,928	15,000,000

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 26, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on August 2, 2021 and as revised as described in Note 2 above. The interim results for the periods ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

BELONG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at September 30, 2021.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities are expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $8,693,703, of which $8,285,099 were charged to temporary equity upon the completion of the Initial Public Offering and $408,604 were expensed to the statements of operations.

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

BELONG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be de minimis as of September 30, 2021.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The tax provision for the period from January 1, 2021 (commencement of operations) through September 30, 2021 was deemed to be de minimis.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2021, Class A common stock subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$150,000,000
Less:
Proceeds allocated to Public Warrants	(7,050,000)
Class A common stock issuance costs	(8,305,953)
Plus:
Accretion of carrying value to redemption value	15,355,953

Class A common stock subject to possible redemption	$150,000,000

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 7,775,000 shares of Class A common stock in the aggregate. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

BELONG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$1,812,302	$634,306	$1,225,160	$1,220,448
Denominator:
Basic and diluted weighted average shares outstanding	11,107,143	3,887,500	3,902,510	3,887,500

Basic and diluted net income per common share	$0.16	$0.16	$0.31	$0.31

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 15,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50, subject to adjustment (see Note 8).

NOTE 5. PRIVATE PLACEMENT

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

BELONG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On January 14, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 4,461,250 shares of Class B common stock (the “Founder Shares”). On March 2, 2021, the Sponsor contributed back to the Company, for no consideration, 11,250 Founder Shares and, as a result, held 4,450,000 Founder Shares. The Founder Shares included an aggregate of up to 562,500 Founder Shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. Upon the expiration of the underwriters’ over-allotment option on September 6, 2021, the Sponsor forfeited 562,500 Founder Shares.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property. Additionally, upon consummation of the Business Combination, the Sponsor will sell Founder Shares to anchor investors that expressed an interest in purchasing up to 9.9% of the units sold in the Initial Public Offering, or up to 1,485,000 units, As a result the underwriters allocate 1,320,000 units to each anchor investor. There can be no assurance as to the amount of such units the anchor investors will retain, if any, prior to or upon the consummation of our initial Business Combination. In addition, none of the anchor investors has any obligation to vote any of their Public Shares in favor of the Company’s initial Business Combination.

The sale or allocation of the Founder Shares to the anchor investors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 720,000 shares allocated to the anchor investors in July 2021 was $5,234,400 or $7.27 per share. Stock-based compensation expense would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.  As of September 30, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

Administrative Support Agreement

The Company agreed, commencing on July 23, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor or its designee a total of up to $10,000 per month for office space, administrative and shared personnel support. For the three and nine months ended September 30, 2021, the Company incurred $30,000 in fees related to these services.

Promissory Note — Related Party

On January 11, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. This Promissory Note was subsequently amended on June 16, 2021 to extend the maturity date. The Promissory Note was non-interest bearing and payable on the earlier of (i) September 30, 2021 and (ii) the consummation of the Initial Public Offering. As of September 30, 2021, there was no outstanding balance under the Promissory Note. The outstanding balance under the Promissory Note of $76,718 was repaid at the closing of the Initial Public Offering on July 27, 2021, and the Promissory Note was terminated.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, there were no amounts outstanding under the Working Capital Loans.

BELONG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. As a result of the underwriters’ election to allow the option to expire unexercised, no Units remain available for purchase.

The underwriters were paid a cash fee of $0.20 per Unit, or $3,000,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $5,250,000 in the aggregate . The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 550,000 shares of Class A common stock issued and outstanding, excluding 15,000,000 shares of Class A common stock subject to possible redemption which are accounted for as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021, there were 3,887,500 shares of Class B common stock issued and outstanding.

BELONG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

NOTE 9. WARRANTS

As of September 30, 2021, there were 7,500,000 Public Warrants and 275,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Proposed Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

BELONG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Note 10 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

BELONG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

At September 30, 2021, assets held in the Trust Account were comprised of $150,001,343 in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

At September 30, 2021, there were 7,500,00 Public Warrants and 275,000 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$150,001,343

Liabilities:
Warrant liabilities – Public Warrants	1	$4,125,000
Warrant liabilities – Private Placement Warrants	2	$151,250

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Warrants at issuance were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. Any changes in these assumptions can change the valuation significantly. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant price was used as the fair value as of each relevant date. The Warrants are measured at fair value on a recurring basis. The Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

In the case of the Private Placement Warrants, the Company used the publicly-listed trading price of the Public Warrants as the price for the private warrants given the private warrants are also subject to the make-whole table, which is considered to be a Level 2 measurement as they follow the public price.

The key inputs to both models for the Private Placement and Public Warrants at inception were as follows:

Input	July 27, 2021
Stock price	$9.43
Exercise price	$11.50
Expected term in years	5.5
Volatility	20%
Risk Free rate	0.8%
Dividend yield	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement Warrants	Public Warrants	Total Warrant Liabilities
Fair value as of January 1, 2021 (commencement of operations)	$—	$—	$—
Initial measurement on July 27, 2021	258,500	7,050,000	7,308,500
Fair value as of July 27, 2021	$258,500	$7,050,000	$7,308,500
Change in fair value	(107,250)	(2,925,000)	(3,032,250)
Transfer to level 1	—	(4,125,000)	(4,125,000)
Transfer to level 2	(151,250)	—	(151,250)
	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were transfers to level 1 of $4,125,000 and transfers to level 2 of $151,250 for the three and nine months ended September 30, 2021.

NOTE 11. SUBSEQUENT EVENTS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 1, 2021 (commencement of operations) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on securities held in the Trust Account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $2,446,608, which consisted of change in fair value of warrant liability of $3,032,250, interest earned on investments held in Trust Account of $1,343, offset by transaction costs incurred in connection with warrant liabilities of $408,604 and formation and operational costs of $178,381.

For the nine months ended September 30, 2021, we had net income of $2,445,608, which consisted of change in fair value of warrant liability of $3,032,250, interest earned on investments held in Trust Account of $1,343, offset by transaction costs incurred in connection with warrant liabilities of $408,604 and formation and operational costs of $179,381.

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

For the nine months ended September 30, 2021, cash used in operating activities was $571,539. Net income of $2,445,608 was affected by non-cash charges (income) related to interest expenses on investments held in the Trust Account of $1,343, change in the fair value of warrant liabilities of $3,032,250, and transaction costs incurred in connection with warrant liabilities of $408,604. Changes in operating assets and liabilities used $392,158 of cash for operating activities.

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

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Shares Subject to Possible Redemption

We account for our Class A common shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A common shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common shares (including common shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common shares are classified as stockholders’ equity. Our common shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common shares subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable Class A common shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for our redeemable equity instruments, as described above. In light of the material weakness identified and the resulting revision, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 27, 2021, we consummated the Initial Public Offering of 15,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $150,000,000. Wells Fargo Securities, LLC and Loop Capital Markets LLC served as joint book-running managers for the Initial Public Offering. R. Seelaus & Co., LLC, Samuel A. Ramirez & Company, Inc. and Siebert Williams Shank & Co., LLC served as co-managers for the Initial Public Offering.  The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-253857). The Securities and Exchange Commission declared the registration statement effective on July 22, 2021.

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

BELONG ACQUISITION CORP.

Date: November 15, 2021	By:	/s/ Jennifer Deason
	Name:	Jennifer Deason
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Peter Saldarriaga
	Name:	Peter Saldarriaga
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)