Form 10-Q/A
period 2021-09-30
Belong Acquisition Corp.
filed 2022-01-12
CIK 1842384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

(215) 731-9450

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

EXPLANATORY NOTE

Belong Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Quarterly Report on Form 10-Q/A (“Amendment No. 1” or the “Amendment”), or this Quarterly Report, to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, originally filed with the Securities and Exchange Commission, or the SEC, on November 15, 2021 (the “Original Filing”), to remove Note 2 of the notes to the condensed financial statements included in the Original Filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 6 of Part II hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

BELONG ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BELONG ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

(UNAUDITED)

ASSETS
Current Assets
Cash	$1,509,758
Prepaid expenses	454,035
Total Current Assets	1,963,793

Investments held in Trust Account	150,001,343
TOTAL ASSETS	$151,965,136

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$61,877
Total Current Liabilities	61,877

Deferred underwriting fee payable	5,250,000
Warrant liabilities	4,276,250
Total Liabilities	9,588,127

Commitments and Contingencies

Class A common stock subject to possible redemption, 15,000,000 shares at $10.00 per share as of September 30, 2021	150,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 550,000 issued and outstanding (excluding 15,000,000 shares subject to possible redemption) as of September 30, 2021	55
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,887,500 shares issued and outstanding as of September 30, 2021	389
Additional paid-in capital	—
Accumulated deficit	(7,623,435)
Total Stockholders’ Deficit	(7,622,991)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$151,965,136

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

NOTE 2. [RESERVED]

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 26, 2021. The interim results for the periods ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

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

BELONG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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

BELONG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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

BELONG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for our redeemable equity instruments, as described above. In light of the material weakness identified, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Report, other than as set forth below, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. See Part I. Item 4. Controls and Procedures included in this Quarterly Report. We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares of Class A common stock are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

BELONG ACQUISITION CORP.

Date: January 12, 2022	By:	/s/ Jennifer Deason
	Name:	Jennifer Deason
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: January 12, 2022	By:	/s/ Peter Saldarriaga
	Name:	Peter Saldarriaga
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)