Form 10-Q
period 2022-03-31
Belong Acquisition Corp.
filed 2022-05-13
CIK 1842384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 12, 2022, there were 15,550,000 shares of Class A common stock, $0.0001 par value, and 3,887,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BELONG ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

		Page
Part I. Financial Information
Item 1.	Interim Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from January 1, 2021 (commencement of operations) through March 31, 2021 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three months ended March 31, 2022 and for the period from January 1, 2021 (commencement of operations) through March 31, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from January 1, 2021 (commencement of operations) through March 31, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Controls and Procedures	21

Part II. Other Information
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

Part III. Signatures		23

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BELONG ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$1,084,787	$1,397,524
Prepaid expenses	351,208	380,883
Total Current Assets	1,435,995	1,778,407

Investments held in Trust Account	150,019,617	150,004,512
TOTAL ASSETS	$151,455,612	$151,782,919

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$202,396	$293,891
Total Current Liabilities	202,396	293,891

Deferred underwriting fee payable	5,250,000	5,250,000
Warrant liabilities	2,332,500	4,120,750
Total Liabilities	7,784,896	9,664,641

Commitments and Contingencies

Class A common stock subject to possible redemption, 15,000,000 shares at $10.00 per share as of March 31, 2022 and December 31, 2021	150,000,000	150,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 550,000 shares issued and outstanding (excluding 15,000,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	55	55
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,887,500 shares issued and outstanding as of March 31, 2022 and December 31, 2021	389	389
Additional paid-in capital	—	—
Accumulated deficit	(6,329,728)	(7,882,166)
Total Stockholders’ Deficit	(6,329,284)	(7,881,722)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$151,455,612	$151,782,919

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELONG ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,	For the Period from January 1, 2021 (commencement of operations) through March 31,
	2022	2021

Operating and formation costs	$250,917	$1,003
Loss from operations	(250,917)	(1,003)

Other income:
Change in fair value of warrant liabilities	1,788,250	—
Interest earned on investments held in Trust Account	15,105	—
Total other income	1,803,355	—

Net income (loss)	$1,552,438	$(1,003)

Basic and diluted weighted average shares outstanding, Class A common stock	15,550,000	—
Basic and diluted net income per share, Class A common stock	$0.08	$—
Basic and diluted weighted average shares outstanding, Class B common stock	3,887,500	3,887,500
Basic and diluted net income (loss) per share, Class B common stock	$0.08	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELONG ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	550,000	$55	3,887,500	$389	$—	$(7,882,166)	$(7,881,722)

Net income	—	—	—	—	—	1,552,438	1,552,438

Balance – March 31, 2022	550,000	$55	3,887,500	$389	$—	$(6,329,728)	$(6,329,284)

FOR THE PERIOD FROM JANUARY 1, 2021 (COMMENCEMENT OF OPERATIONS) THROUGH MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021 (commencement of operations)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	4,450,000	445	24,555	—	25,000

Net loss	—	—	—	—	—	(1,003)	(1,003)

Balance – March 31, 2021	—	$—	4,450,000	$445	$24,555	$(1,003)	$23,997

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELONG ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,	For the Period from January 1, 2021 (commencement of operations) through March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$1,552,438	$(1,003)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating costs paid through promissory note	—	512
Interest earned on investments held in Trust Account	(15,105)	—
Change in fair value of warrant liabilities	(1,788,250)	—
Changes in operating assets and liabilities:
Prepaid expenses	29,675	—
Accrued expenses	(91,495)	488
Net cash used in operating activities	(312,737)	(3)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	25
Net cash provided by financing activities	—	25

Net Change in Cash	(312,737)	22
Cash – Beginning of period	1,397,524	—
Cash – End of period	$1,084,787	$22

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$106,604
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$25,000
Offering costs paid through promissory note	$—	$76,181

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the investments held in the Trust Account (defined below).

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Liquidity and Going Concern

As of March 31, 2022, the Company had $1,084,787 in its operating bank accounts, $150,019,617 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A common stock in connection therewith and working capital of $1,233,599. As of March 31, 2022, approximately $20,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 27, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 27, 2023.

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2022. The interim results for the period ended March 31, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $8,693,703, of which $8,305,953 were charged to temporary equity and $20,854 were charged to permanent equity upon the completion of the Initial Public Offering and $408,604 were expensed to the statements of operations.

Warrant Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB Accounting Standards Codification (“ASC”) Topic 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants (as defined in Note 4) and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC Topic 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Public Warrants and the Private Placement Warrants for periods where no observable traded price is available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant reporting date. For the period subsequent to detachment of the Public Warrants from the Units, as both the Public and Private Placement Warrants are subject to the make-whole table, the Company determined the Private Placement Warrant is substantially the same security as the Public Warrant; and therefore they are similar securities, and as such the closing price of the Public Warrants was used to value both securities.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed financial statement’s carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

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

The calculation of diluted net income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 7,775,000 shares of Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except share amounts):

	Three Months Ended March 31, 2022		For the period from January 1, 2021 (commencement of operations) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$1,214,950	$310,488	$—	$(1,003)
Denominator:
Basic and diluted weighted average shares outstanding	15,550,000	3,887,500	—	3,887,500

Basic and diluted net income (loss) per common share	$0.08	$0.08	$—	$(0.00)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, other than warrant liabilities (see Note 9).

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

MARCH 31, 2022

(UNAUDITED)

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

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property. Additionally, upon consummation of the Business Combination, the Sponsor will sell Founder Shares to anchor investors that expressed an interest in purchasing up to 9.9% of the units sold in the Initial Public Offering, or up to 1,485,000 units, each of whom was allocated 1,320,000 units by the underwriters. There can be no assurance as to the amount of such units the anchor investors will retain, if any, prior to or upon the consummation of our initial Business Combination. In addition, none of the anchor investors has any obligation to vote any of their Public Shares in favor of the Company’s initial Business Combination.

The sale or allocation of the Founder Shares to the anchor investors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 720,000 Founder Shares allocated to the anchor investors in July 2021 was $5,234,400 or $7.27 per share. Stock-based compensation expense would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of March 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

Administrative Support Agreement

The Company agreed, commencing on July 23, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor or its designee a total of up to $10,000 per month for office space, administrative and shared personnel support. For the three months ended March 31, 2022, the Company incurred $30,000 and paid $40,000 in fees related to these services, of which $10,000 is included in the prepaid expenses in the accompanying condensed balance sheet. For the period from January 1, 2021 (commencement of operations) through March 31, 2021, the Company did not incur any fees for these services.

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

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

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

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 550,000 shares of Class A common stock issued and outstanding, excluding 15,000,000 shares of Class A common stock subject to possible redemption which are accounted for as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 3,887,500 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

As of March 31, 2022 and December 31, 2021, there were 7,500,000 Public Warrants and 275,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS

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

At March 31, 2022, assets held in the Trust Account were comprised of $150,019,617 in money market funds which are invested primarily in U.S. Treasury securities. Through March 31, 2022, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $150,004,512 in money market funds which are invested primarily in U.S. Treasury securities. Through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$150,019,617	$150,004,512

Liabilities:
Warrant liabilities – Public Warrants	1	$2,250,000	$3,975,000
Warrant liabilities – Private Placement Warrants	2	$82,500	$145,750

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations. As of March 31, 2022 and December 31, 2021, the Public Warrants are classified as Level 1 due to the use of a quoted price in an active market. As of March 31, 2022 and December 31, 2021, the Private Placement Warrants are classified as Level 2 due to the use of a quoted price in an active market for a similar liability.

As of March 31, 2022, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.30 per warrant for aggregate values of approximately $0.08 million and approximately $2.25 million, respectively.

As of December 31, 2021, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.53 per warrant for aggregate values of approximately $0.1 million and approximately $4.0 million, respectively.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Belong Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Belong Acquisition Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $1,552,438 which consisted of change in fair value of warrant liabilities of $1,788,250 and interest earned on marketable securities held in Trust Account of $15,105, partially offset by operating and formation costs of $250,917.

For the three months ended March 31, 2021, we had a net loss of $1,003, which consisted of operating and formation costs.

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

For the three months ended March 31, 2022, cash used in operating activities was $312,737. Net income of $1,552,438 was affected by non-cash charges (income) related to interest expenses on marketable securities held in the Trust Account of $15,105 and change in the fair value of warrant liabilities of $1,788,250. Changes in operating assets and liabilities used $61,820 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $3. Net loss of $1,003 was affected by the operating costs paid through promissory note of $512. Changes in operating assets and liabilities provided $488 of cash for operating activities.

As of March 31, 2022, we had investments held in the Trust Account of $150,019,617 (including $19,617 of interest income) consisting of money market funds with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.

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

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common shares (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, as of March 31, 2022, our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. In light of the material weakness in our internal control over financial reporting, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as disclosed, below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 30, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

The risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021 set forth under the heading “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, investments and results of operations.” is replaced in its entirety with the following risk factor:

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. We will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 27, 2021, we consummated the Initial Public Offering of 15,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $150,000,000. Wells Fargo Securities, LLC and Loop Capital Markets LLC served as joint book-running managers for the Initial Public Offering. R. Seelaus & Co., LLC, Samuel A. Ramirez & Company, Inc. and Siebert Williams Shank & Co., LLC served as co-managers for the Initial Public Offering.  The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-253857). The SEC declared the registration statement effective on July 22, 2021.

Simultaneously with the consummation of the Initial Public Offering, the Sponsor purchased an aggregate of 550,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $5,500,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

PART III

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELONG ACQUISITION CORP.

Date: May 13, 2022	By:	/s/ Jennifer Deason
	Name:	Jennifer Deason
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Peter Saldarriaga
	Name:	Peter Saldarriaga
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)