Form 10-Q
period 2022-06-30
Belong Acquisition Corp.
filed 2022-08-11
CIK 1842384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40648

Belong Acquisition Corp.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1450752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

202 Washington Street

Suite 401

Brookline, MA 02445

(Address of principal executive offices) (Zip Code)

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

As of August 11, 2022, there were 15,550,000 shares of Class A common stock, $0.0001 par value, and 3,887,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BELONG ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

		Page
Part I. Financial Information
Item 1.	Interim Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three and six months ended June 30, 2022 and three months ended June 30, 2021, and for the period from January 1, 2021 (commencement of operations) through June 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three and six months ended June 30, 2022 and three months ended June 30, 2021, and for the period from January 1, 2021 (commencement of operations) through June 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from January 1, 2021 (commencement of operations) through June 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22

Part II. Other Information
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

Part III. Signatures		25

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BELONG ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$951,055	$1,397,524
Prepaid expenses	274,530	380,883
Total Current Assets	1,225,585	1,778,407

Investments held in Trust Account	150,222,174	150,004,512
TOTAL ASSETS	$151,447,759	$151,782,919

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$241,901	$293,891
Income taxes payable	7,321	—
Total Current Liabilities	249,222	293,891

Deferred underwriting fee payable	5,250,000	5,250,000
Warrant liabilities	855,250	4,120,750
Total Liabilities	6,354,472	9,664,641

Commitments and Contingencies

Class A common stock subject to possible redemption, 15,000,000 shares at $10.00 per share as of June 30, 2022 and December 31, 2021	150,000,000	150,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 550,000 shares issued and outstanding (excluding 15,000,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	55	55
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,887,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021	389	389
Additional paid-in capital	—	—
Accumulated deficit	(4,907,157)	(7,882,166)
Total Stockholders’ Deficit	(4,906,713)	(7,881,722)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$151,447,759	$151,782,919

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELONG ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30,	For the Period from January 1, 2021 (commencement of operations) through June 30,
	2022	2021	2022	2021

Operating and formation costs	$249,915	$(3)	$500,832	$1,000
Loss from operations	(249,915)	3	(500,832)	(1,000)

Other income:
Change in fair value of warrant liabilities	1,477,250	—	3,265,500	—
Interest earned on investments held in Trust Account	202,557	—	217,662	—
Total other income	1,679,807	—	3,483,162	—

Income (Loss) before provision for income taxes	1,429,892	3	2,982,330	(1,000)
Provision for income taxes	(7,321)	—	(7,321)	—
Net income (loss)	$1,422,571	$3	$2,975,009	$(1,000)

Basic and diluted weighted average shares outstanding, Class A common stock	15,550,000	—	15,550,000	—
Basic and diluted net income (loss) per share, Class A common stock	$0.07	$—	$0.15	$—
Basic and diluted weighted average shares outstanding, Class B common stock	3,887,500	4,450,000	3,887,500	4,450,000
Basic and diluted net income (loss) per share, Class B common stock	$0.07	$0.00	$0.15	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELONG ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	550,000	$55	3,887,500	$389	$—	$(7,882,166)	$(7,881,722)

Net income	—	—	—	—	—	1,552,438	1,552,438

Balance – March 31, 2022	550,000	55	3,887,500	389	—	(6,329,728)	(6,329,284)

Net income	—	—	—	—	—	1,422,571	1,422,571

Balance – June 30, 2022	550,000	$55	3,887,500	$389	$—	$(4,907,157)	$(4,906,713)

THREE MONTHS ENDED JUNE 30, 2021 AND

FOR THE PERIOD FROM JANUARY 1, 2021 (COMMENCEMENT OF OPERATIONS) THROUGH JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021 (commencement of operations)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	4,450,000	445	24,555	—	25,000

Net loss	—	—	—	—	—	(1,003)	(1,003)

Balance – March 31, 2021	—	—	4,450,000	445	24,555	(1,003)	23,997

Net income	—	—	—	—	—	3	3

Balance – June 31, 2021	—	$—	4,450,000	$445	$24,555	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELONG ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,	For the Period from January 1, 2021 (commencement of operations) through June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$2,975,009	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating costs paid through promissory note	—	512
Interest earned on investments held in Trust Account	(217,662)	—
Change in fair value of warrant liabilities	(3,265,500)	—
Changes in operating assets and liabilities:
Prepaid expenses	106,353	—
Income taxes payable	7,321	—
Accrued expenses	(51,990)	488
Net cash used in operating activities	(446,469)	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	25
Net cash provided by financing activities	—	25

Net Change in Cash	(446,469)	25
Cash – Beginning of period	1,397,524	—
Cash – End of period	$951,055	$25

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$147,458
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$25,000
Offering costs paid through promissory note	$—	$76,181

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the investments held in the Trust Account (defined below).

The registration statement for the Company’s Initial Public Offering was declared effective on July 22, 2021. On July 27, 2021, the Company consummated the Initial Public Offering of 15,000,000 Units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $150,000,000, which is described in Note 3.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $951,055 in its operating bank accounts, $150,222,174 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A common stock in connection therewith and working capital of $1,216,558. As of June 30,2022, approximately $222,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 27, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 27, 2023.

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

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

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $8,693,703, of which $8,305,953 were charged to temporary equity and $20,854 were charged to permanent equity upon the completion of the Initial Public Offering and $408,604 were expensed to the condensed statements of operations.

Warrant Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB Accounting Standards Codification (“ASC”) Topic 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants (as defined in Note 8) and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC Topic 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Public Warrants and the Private Placement Warrants for periods where no observable traded price is available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant reporting date. For the period subsequent to detachment of the Public Warrants from the Units, as both the Public and Private Placement Warrants are subject to the make-whole table, the Company determined the Private Placement Warrant is substantially the same security as the Public Warrant; and therefore they are similar securities, and as such the closing price of the Public Warrants was used to value both securities.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (0.51)% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and (0.25)% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended June 30, 2022 and 2021, respectively, and for the six months ended June 30, 2022 and for the period from January 1, 2021 (commencement of operations) through June 30, 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

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

The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 7,775,000 shares of Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except share amounts):

	Three Months Ended June 30,				Six Months Ended		For the period from January 1, 2021 (commencement of operations) through June 30,
	2022		2021		June 30, 2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$1,138,057	$284,514	$—	$3	$2,380,007	$595,002	$—	$(1,000)
Denominator:
Basic and diluted weighted average shares outstanding	15,550,000	3,887,500	—	4,450,000	15,550,000	3,887,500	—	4,450,000

Basic and diluted net income (loss) per common share	$0.07	$0.07	$—	$0.00	$0.15	$0.15	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

JUNE 30, 2022

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

The sale or allocation of the Founder Shares to the anchor investors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 720,000 Founder Shares allocated to the anchor investors in July 2021 was $5,234,400 or $7.27 per share. Stock-based compensation expense would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

Administrative Support Agreement

The Company agreed, commencing on July 23, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor or its designee a total of $10,000 per month for office space, administrative and shared personnel support. For the three and six months ended June 30, 2022, the Company incurred $30,000 and paid $70,000 in fees related to these services, respectively, of which $10,000 is included in the prepaid expenses in the accompanying condensed balance sheets, respectively. For the three months ended June 30, 2021 and for the period from January 1, 2021 (commencement of operations) through June 30, 2021, the Company did not incur any fees for these services.

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

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 550,000 shares of Class A common stock issued and outstanding, excluding 15,000,000 shares of Class A common stock subject to possible redemption which are accounted for as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 3,887,500 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

As of June 30, 2022 and December 31, 2021, there were 7,500,000 Public Warrants and 275,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A common stock underlying the warrants is then effective and a current prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless the shares of Class A common stock issuable upon such warrant exercise have been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

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

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

JUNE 30, 2022

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

At June 30, 2022, assets held in the Trust Account were comprised of $150,222,174 in money market funds which are invested primarily in U.S. Treasury securities. Through June 30, 2022, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $150,004,512 in money market funds which are invested primarily in U.S. Treasury securities. Through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$150,222,174	$150,004,512

Liabilities:
Warrant liabilities – Public Warrants	1	$825,000	$3,975,000
Warrant liabilities – Private Placement Warrants	2	$30,250	$145,750

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations. As of June 30, 2022 and December 31, 2021, the Public Warrants are classified as Level 1 due to the use of a quoted price in an active market. As of June 30, 2022 and December 31, 2021, the Private Placement Warrants are classified as Level 2 due to the use of a quoted price in an active market for a similar liability.

As of June 30, 2022, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.11 per warrant for aggregate values of $30,250 and $825,000, respectively.

As of December 31, 2021, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.53 per warrant for aggregate values of approximately $0.1 million and approximately $4.0 million, respectively.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $1,422,571 which consisted of change in fair value of warrant liabilities of $1,477,250 and interest earned on marketable securities held in Trust Account of $202,557, partially offset by operating and formation costs of $249,915 and provision for income taxes of $7,321.

For the six months ended June 30, 2022, we had net income of $2,975,009 which consisted of change in fair value of warrant liabilities of $3,265,500 and interest earned on marketable securities held in Trust Account of $217,662, partially offset by operating and formation costs of $500,832 and provision for income taxes of $7,321.

For the three months ended June 30, 2021, we had net income of $3 which consisted of reversal of operating and formation costs.

For the period from January 1, 2021(commencement of operations) through June 30, 2021, we had a net loss of $1,000 which consisted of operating and formation costs.

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

For the six months ended June 30, 2022, cash used in operating activities was $446,469. Net income of $2,975,009 was affected by non-cash charges (income) related to change in fair value of warrant liabilities of $3,265,500 and interest earned on marketable securities held in Trust Account of $217,662. Changes in operating assets and liabilities provided $61,684 of cash for operating activities.

For the period from January 1, 2021(commencement of operations) through June 30, 2021, there was no cash used in operating activities. Net loss of $1,000 was affected by the operating costs paid through promissory note of $512. Changes in operating assets and liabilities provided $488 of cash for operating activities.

As of June 30, 2022, we had investments held in the Trust Account of $150,222,174 (including $222,174 of interest income) consisting of money market funds with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we will repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2022, there were no amounts outstanding under these loans.

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

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common shares (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable Class A common shares is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of March 31, 2022.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as disclosed below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 30, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

BELONG ACQUISITION CORP.

Date: August 11, 2022	By:	/s/ Peter Saldarriaga
	Name:	Peter Saldarriaga
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)