Form 10-Q
period 2022-09-30
Belong Acquisition Corp.
filed 2022-11-09
CIK 1842384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 9, 2022, there were 15,550,000 shares of Class A common stock, $0.0001 par value, and 3,887,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BELONG ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2022

TABLE OF CONTENTS

		Page
Part I. Financial Information
Item 1.	Interim Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2022 and three months ended September 30, 2021, and for the period from January 1, 2021 (commencement of operations) through September 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2022 and three months ended September 30, 2021, and for the period from January 1, 2021 (commencement of operations) through September 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from January 1, 2021 (commencement of operations) through September 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22

Part II. Other Information
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

Part III. Signatures		25

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BELONG ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$905,772	$1,397,524
Prepaid expenses	230,213	380,883
Total Current Assets	1,135,985	1,778,407

Investments held in Trust Account	150,585,273	150,004,512
TOTAL ASSETS	$151,721,258	$151,782,919

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$132,248	$293,891
Income taxes payable	108,173	—
Total Current Liabilities	240,421	293,891

Deferred underwriting fee payable	5,250,000	5,250,000
Warrant liabilities	466,500	4,120,750
Total Liabilities	5,956,921	9,664,641

Commitments and Contingencies

Class A common stock subject to possible redemption, 15,000,000 shares at approximately $10.03 per share and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	150,441,187	150,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 550,000 shares issued and outstanding (excluding 15,000,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	55	55
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,887,500 shares issued and outstanding as of September 30, 2022 and December 31, 2021	389	389
Additional paid-in capital	—	—
Accumulated deficit	(4,677,294)	(7,882,166)
Total Stockholders’ Deficit	(4,676,850)	(7,881,722)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$151,721,258	$151,782,919

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELONG ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30,	For the Period from January 1, 2021 (commencement of operations) through September 30,
	2022	2021	2022	2021

Operating and formation costs	$284,230	$178,381	$785,062	$179,381
Loss from operations	(284,230)	(178,381)	(785,062)	(179,381)

Other income:
Change in fair value of warrant liabilities	388,750	3,032,250	3,654,250	3,032,250
Transaction costs incurred in connection with warrant liabilities	—	(408,604)	—	(408,604)
Interest earned on investments held in Trust Account	676,382	1,343	894,044	1,343
Total other income, net	1,065,132	2,624,989	4,548,294	2,624,989

Income before provision for income taxes	780,902	2,446,608	3,763,232	2,445,608
Provision for income taxes	(109,852)	—	(117,173)	—
Net income	$671,050	$2,446,608	$3,646,059	$2,445,608

Basic and diluted weighted average shares outstanding, Class A common stock	15,550,000	11,107,143	15,550,000	3,902,510
Basic and diluted net income per share, Class A common stock	$0.03	$0.16	$0.19	$0.31
Basic and diluted weighted average shares outstanding, Class B common stock	3,887,500	3,887,500	3,887,500	3,887,500
Basic and diluted net income per share, Class B common stock	$0.03	$0.16	$0.19	$0.31

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELONG ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	550,000	$55	3,887,500	$389	$—	$(7,882,166)	$(7,881,722)

Net income	—	—	—	—	—	1,552,438	1,552,438

Balance – March 31, 2022	550,000	55	3,887,500	389	—	(6,329,728)	(6,329,284)

Net income	—	—	—	—	—	1,422,571	1,422,571

Balance – June 30, 2022	550,000	55	3,887,500	389	—	(4,907,157)	(4,906,713)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	(441,187)	(441,187)

Net income	—	—	—	—	—	671,050	671,050

Balance – September 30, 2022	550,000	$55	3,887,500	$389	$—	$(4,677,294)	$(4,676,850)

THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM JANUARY 1, 2021 (COMMENCEMENT OF OPERATIONS) THROUGH SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021 (commencement of operations)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	4,450,000	445	24,555	—	25,000

Net loss	—	—	—	—	—	(1,003)	(1,003)

Balance – March 31, 2021	—	—	4,450,000	445	24,555	(1,003)	23,997

Net income	—	—	—	—	—	3	3

Balance – June 30, 2021	—	—	4,450,000	445	24,555	(1,000)	24,000

Sale of 550,000 Private Placement Units	550,000	55	—	—	5,262,299	—	5,262,354

Forfeiture of Founder Shares	—	—	(562,500)	(56)	56	—	—

Accretion for Class A common stock to redemption amount	—	—	—	—	(5,286,910)	(10,069,043)	(15,355,953)

Net income	—	—	—	—	—	2,446,608	2,446,608

Balance – September 30, 2021	550,000	$55	3,887,500	$389	$—	$(7,623,435)	$(7,622,991)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELONG ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,	For the Period from January 1, 2021 (commencement of operations) through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$3,646,059	$2,445,608
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(894,044)	(1,343)
Change in fair value of warrant liabilities	(3,654,250)	(3,032,250)
Transaction cost incurred in connection with the initial public offering	—	408,604
Changes in operating assets and liabilities:
Prepaid expenses	150,670	(454,035)
Income taxes payable	108,173	—
Accrued expenses	(161,643)	61,877
Net cash used in operating activities	(805,035)	(571,539)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(150,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	313,283	—
Net cash provided by (used in) investing activities	313,283	(150,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	147,000,000
Proceeds from sale of Private Placement Units	—	5,500,000
Proceeds from promissory note - related party	—	76,718
Repayment of promissory note - related party	—	(76,718)
Payment of offering costs	—	(418,703)
Net cash provided by financing activities	—	152,081,297

Net Change in Cash	(491,752)	1,509,758
Cash – Beginning of period	1,397,524	—
Cash – End of period	$905,772	$1,509,758

Supplementary cash flow information:
Cash paid for income taxes	$9,000	$—

Non-Cash Investing and Financing Activities:
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$25,000
Deferred underwriting fee payable	$—	$5,250,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the investments held in the Trust Account (defined below).

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $905,772 in its operating bank accounts, $150,585,273 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A common stock in connection therewith and working capital of $1,039,650, which excludes franchise taxes payable of $35,913 and income taxes payable of $108,173. As of September 30, 2022, approximately $585,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. As of September 30, 2022, the Company withdrew $313,283 of the interest income from the Trust Account to pay tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 27, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension not requested by the Sponsor, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 27, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at September 30, 2022 and December 31, 2021.

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was (14.07)% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and (3.11)% and 0.00% for the nine months ended September 30, 2022 and for the period from January 1, 2021 (commencement of operations) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended September 30, 2022 and 2021, respectively, and for the nine months ended September 30, 2022 and for the period from January 1, 2021 (commencement of operations) through September 30, 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

SEPTEMBER 30, 2022

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

At September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$150,000,000
Less:
Proceeds allocated to Public Warrants	(7,050,000)
Class A common stock issuance costs	(8,305,953)
Plus:
Accretion of carrying value to redemption value	15,355,953
Class A common stock subject to possible redemption December 31, 2021	150,000,000
Plus:
Accretion of carrying value to redemption value	441,187
Class A common stock subject to possible redemption September 30, 2022	$150,441,187

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

The calculation of diluted net income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 7,775,000 shares of Class A common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except share amounts):

	Three Months Ended September 30,				Nine Months Ended		For the period from January 1, 2021 (commencement of operations) through September 30,
	2022		2021		September 30, 2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$536,840	$134,210	$1,812,302	$634,306	$2,916,847	$729,212	$1,225,160	$1,220,448
Denominator:
Basic and diluted weighted average shares outstanding	15,550,000	3,887,500	11,107,143	3,887,500	15,550,000	3,887,500	3,902,510	3,887,500

Basic and diluted net income per common share	$0.03	$0.03	$0.16	$0.16	$0.19	$0.19	$0.31	$0.31

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, other than warrant liabilities (see Note 9).

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

SEPTEMBER 30, 2022

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

The sale or allocation of the Founder Shares to the anchor investors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 720,000 Founder Shares allocated to the anchor investors in July 2021 was $5,234,400 or $7.27 per share. Stock-based compensation expense would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

Administrative Support Agreement

The Company agreed, commencing on July 23, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor or its designee a total of $10,000 per month for office space, administrative and shared personnel support. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and paid $90,000 in fees related to these services, respectively, of which $10,000 is included in the prepaid expenses in the accompanying condensed balance sheets, respectively. For the three months ended September 30, 2021 and for the period from January 1, 2021 (commencement of operations) through September 30, 2021, the Company incurred and paid $30,000 in fees related to these services.

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

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any Private Investment in Public Entity or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 550,000 shares of Class A common stock issued and outstanding, excluding 15,000,000 shares of Class A common stock subject to possible redemption which are accounted for as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 3,887,500 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

As of September 30, 2022 and December 31, 2021, there were 7,500,000 Public Warrants and 275,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), and (y) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $10.00 and $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

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

September 30, 2022

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

At September 30, 2022, assets held in the Trust Account were comprised of $150,585,273 in money market funds which are invested primarily in U.S. Treasury securities. Through September 30, 2022, the Company withdrew $313,283 of the interest income from the Trust Account to pay its tax obligations.

At December 31, 2021, assets held in the Trust Account were comprised of $150,004,512 in money market funds which are invested primarily in U.S. Treasury securities. Through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$150,585,273	$150,004,512

Liabilities:
Warrant liabilities – Public Warrants	1	$450,000	$3,975,000
Warrant liabilities – Private Placement Warrants	2	$16,500	$145,750

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations. As of September 30, 2022 and December 31, 2021, the Public Warrants are classified as Level 1 due to the use of a quoted price in an active market. As of September 30, 2022 and December 31, 2021, the Private Placement Warrants are classified as Level 2 due to the use of a quoted price in an active market for a similar liability.

As of September 30, 2022, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.06 per warrant for aggregate values of $16,500 and $450,000, respectively.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were transfers to level 1 of $4,125,000 and transfers to level 2 of $151,250 for the three and nine months ended September 30, 2021. There were no transfers during the nine months ended September 30, 2022.

NOTE 10. SUBSEQUENT EVENTS

On October 31, 2022, the Company filed a preliminary proxy statement with the SEC for the purpose of holding a special meeting of stockholders in December 2022. The purpose of the special meeting is to vote to approve amendments to the Company’s Certificate of Incorporation and Investment Management Trust Agreement to extend the Company’s mandatory expiration date from January 27, 2023 to July 27, 2023.

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, except as set forth above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $671,050 which consisted of change in fair value of warrant liabilities of $388,750 and interest earned on marketable securities held in Trust Account of $676,382, partially offset by operating and formation costs of $284,230 and provision for income taxes of $109,852.

For the nine months ended September 30, 2022, we had net income of $3,646,059 which consisted of change in fair value of warrant liabilities of $3,654,250 and interest earned on marketable securities held in Trust Account of $894,044, partially offset by operating and formation costs of $785,062 and provision for income taxes of $117,173.

For the three months ended September 30, 2021, we had net income of $2,446,608 which consisted of change in fair value of warrant liabilities of $3,032,250 and interest earned on marketable securities held in Trust Account of $1,343, partially offset by operating and formation costs of $178,381 and transaction cost related to warrant liability of $408,604.

For the period from January 1, 2021 (commencement of operations) through September 30, 2021, we had net income of $2,445,608 which consisted of change in fair value of warrant liabilities of $3,032,250 and interest earned on marketable securities held in Trust Account of $1,343, partially offset by operating and formation costs of $179,381 and transaction cost related to warrant liability of $408,604.

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

For the nine months ended September 30, 2022, cash used in operating activities was $805,035. Net income of $3,646,059 was affected by non-cash charges (income) related to change in fair value of warrant liabilities of $3,654,250 and interest earned on marketable securities held in Trust Account of $894,044. Changes in operating assets and liabilities provided $97,200 of cash for operating activities.

For the period from January 1, 2021 (commencement of operations) through September 30, 2021, cash used in operating activities was $571,539. Net income of $2,445,608 was affected by non-cash charges (income) related to change in fair value of warrant liabilities of $3,032,250, interest earned on marketable securities held in Trust Account of $1,343 and transaction costs related to warrant liability of $408,604. Changes in operating assets and liabilities used $392,158 of cash for operating activities.

As of September 30, 2022, we had investments held in the Trust Account of $150,585,273 (including $585,273 of interest income) consisting of money market funds with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we withdrew $ 313,283 of the interest earned from the Trust Account for our tax obligations.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we will repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2022, there were no amounts outstanding under these loans.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until January 27, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by our stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension not requested by the Sponsor, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 27, 2023. We intend to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. We are within 12 months of our mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

The risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021 is amended to include the following risk factor:

We may be subject to the 1% excise tax instituted under the Inflation Reduction Act of 2022 in connection with redemptions we conduct after December 31, 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. For purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase we conduct after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination or otherwise inhibit our ability to complete a Business Combination.

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

BELONG ACQUISITION CORP.

Date: November 9, 2022	By:	/s/ Peter Saldarriaga
	Name:	Peter Saldarriaga
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)