Form 10-K
period 2022-12-31
Belong Acquisition Corp.
filed 2023-03-31
CIK 1842384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting securities held by non-affiliates was approximately $147.15 million, based on the number of shares held by non-affiliates and the last reported sales price of the registrant’s Class A common stock as of that date.

As of March 31, 2023, there were 4,596,842 shares of the Company’s Class A common stock, par value $0.0001 per share, and 3,887,500 shares of the Company’s Class B Common Stock, par value $0.0001 per share, issued and outstanding.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section title “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	newly formed company without an operating history;

●	delay in receiving distributions from the trust account;

●	lack of opportunity to vote on our proposed business combination;

●	our ability to complete our initial business combination by July 27, 2023;

●	lack of protections afforded to investors of blank check companies;

●	deviation from acquisition criteria;

●	issuance of equity and/or debt securities to complete a business combination;

●	lack of working capital;

●	third-party claims reducing the per-share redemption price;

●	our stockholders being held liable for claims by third parties against us;

●	failure to enforce our sponsor’s indemnification obligations;

●	warrant holders limited to exercising warrants only on a “cashless basis;”

●	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;

●	dependence on key personnel;

●	conflicts of interest of our sponsor, officers and directors;

●	the delisting of our securities by NASDAQ;

●	dependence on a single target business with a limited number of products or services;

●	shares being redeemed and warrants becoming worthless;

●	our competitors with advantages over us in seeking business combinations;

●	ability to obtain additional financing;

●	our initial stockholders controlling a substantial interest in us;

●	warrants adverse effect on the market price of our common stock;

●	disadvantageous timing for redeeming warrants;

●	registration rights’ adverse effect on the market price of our common stock;

●	impact of COVID-19 and related risks;

●	business combination with a company located in a foreign jurisdiction;

●	changes in laws or regulations;

●	tax consequences to business combinations; and

●	exclusive forum provisions in our amended and restated certificate of incorporation.

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

At December 31, 2022, we had not yet commenced operations. All activity through December 31, 2022 relates to the Company’s formation and its initial public offering, and identifying a target company for our initial business combination.

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

On December 21, 2022, we held a special meeting of our stockholders (the “Special Meeting”). At the Special Meeting, our stockholders approved an amendment (the “IMTA Amendment”) to the Company’s Investment Management Trust Agreement (the “IMTA”), dated July 22, 2021, with Continental Stock Transfer & Trust Company (“CST”), as trustee, and an amendment to the Company’s amended and restated certificate of incorporation, to extend the date by which we must consummate a business combination transaction from January 27, 2023 to July 27, 2023 (the “Charter Amendment”).  In connection with the approval and implementation of the Charter Amendment, the holders of 10,953,158 shares of our Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.087 per share, for an aggregate redemption amount of approximately $110,484,822. Following such redemptions, 4,596,842 shares of Class A common stock remain outstanding.

In connection with the Special Meeting, the Company and its sponsor also entered into non-redemption agreements with certain stockholders (the “Non-Redemption Agreements”). Each Non-Redemption Agreement provides for the allocation of up to 100,000 shares of Class B common stock in exchange for the investor agreeing to hold and not redeem certain public shares at the Special Meeting. Pursuant to the Non-Redemption Agreements, a total of 887,237 shares of Class B common stock were allocated to the participating investors by the sponsor.

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

We bring a highly differentiated and diverse set of backgrounds to sourcing transaction opportunities, which matches well with our target company profile. Our diversity of backgrounds and experiences gives us broad networks in the worlds of VC, start-ups, private equity, and large technology companies. Our Board includes the CFO of a prominent technology company that went public through a SPAC (Mr. Park), providing differential perspective on the experience and incentives of our targets. In addition we are developing a “scout network” consisting of prominent founders, investors and executives to help augment deal flow, and we are partnering with experienced SPAC investors who can support us in capital markets transactions.

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

Our Management Team

Our management team is led by Jennifer Deason, our Chairman, Peter Saldarriaga, our Chief Executive Officer and Chief Financial Officer, and Joel Washington, our President and Chief Investment Officer. They are complemented by our diverse and accomplished Board, and our Senior Advisors, Manish Patel and George Arison.

Ms. Deason is an experienced operator in diverse environments with a particular emphasis on digital transformations and technology’s impact on both start-ups and legacy businesses. She is a veteran executive who has led both large scale businesses and start-ups. She is currently the CEO of Home Partners of America, a real estate technology business. She was formerly CFO and Chief Business Officer at the dtx company, where she canvased the DTC landscape, made venture investments and worked with the team to build out the Flowcode technology platform. She previously worked at The Weather Company (CFO), and Sotheby’s (EVP of Strategy and Business Development). She currently sits on two public boards, Concentrix (NASDAQ: CNXC) and DHI (NYSE: DHX), and a private DTC board, Margaux.

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

Mr. Saldarriaga, our Chief Executive Officer and Chief Financial Officer, is an experienced investor and advisor, with over fifteen years of experience working with companies across a wide array of industries. Since October 2022, he has served as a Managing Director of Ara Partners, a private equity firm focused on industrial decarbonization. Prior to co-founding Belong, he spent twelve years as a private equity investor at Bain Capital, where he was a senior member of the technology, digital media, and industrials investment teams. In these roles he built extensive networks with executives, advisors, and deal sources across numerous subsectors. Mr. Saldarriaga has led a broad variety of capital markets and M&A transactions globally while serving as a key advisor to management teams on operations and strategy. He currently sits on the boards of two private companies in the Ara Partners portfolio, GIDARA Energy and Puraglobe.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the trust account, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $10.12 per public share (based on the trust account balance as of January 31, 2023). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, any private placement shares and any public shares held by them in connection with the completion of our business combination.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our sponsor will count toward this quorum and has agreed to vote its founder shares, private placement shares and any public shares purchased during or after our initial public offering in favor of our initial business combination. We expect that at the time of any stockholder vote relating to our initial business combination, our sponsor and its permitted transferees will own at least 52.3% of our outstanding shares of common stock entitled to vote thereon. We intend to give not less than 10 days nor more than 60 days prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreement of our sponsor, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until July 27, 2023.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until July 27, 2023 to complete our initial business combination. If we are unable to complete our business combination within such prescribed time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the trust account (less up to $100,000 of interest released to us to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination within the prescribed time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and private placement shares held by them if we fail to complete our initial business combination by July 27, 2023. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the prescribed time period.

Our sponsor, officers and directors have agreed, pursuant to a letter agreement with us (filed as an exhibit to this Annual Report), that they will not propose any amendment to our amended and restated certificate of incorporation that would modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 27, 2023, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the trust account divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above) we would not proceed with the amendment or the related redemption of our public shares.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by July 27, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by July 27, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination by July 27, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the trust account (less up to $100,000 of interest released to us to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following July 27, 2023 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our business combination by July 27, 2023, subject to applicable law, (ii) in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination by July 27, 2023 or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, or (iii) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described in this report. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above.

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

We are required to evaluate our internal control procedures as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our sponsor agreed to vote its founder shares and private placement shares, as well as any public shares purchased during or after the initial public offering, in favor of our initial business combination. Our sponsor owns shares representing 52.3% of our outstanding shares of common stock as of the date of this Annual Report and as a result no affirmative votes from other public stockholders would be required to approve our initial business combination. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our sponsor agreed to vote its founder shares and private placement shares in accordance with the majority of the votes cast by our public stockholders.

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

The requirement that we complete our initial business combination by July 27, 2023 may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by July 27, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination by July 27, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by July 27, 2023. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the coronavirus outbreak continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire.  If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the trust account (less up to $100,000 of interest released to us to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described in this report, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 27, 2023 or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination by July 27, 2023, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination by July 27, 2023 for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond July 27, 2023 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Furthermore, because we are obligated to pay cash for the shares of Class A common stock that our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.12 per share (based on the trust account balance as of January 31, 2023) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

If the net proceeds of our initial public offering and the sale of the private placement units not being held in the trust account are insufficient to allow us to operate until July 27, 2023, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until July 27, 2023, assuming that our initial business combination is not completed during that time. We cannot assure you that the funds available to us outside of the trust account will be sufficient to allow us to operate until July 27, 2023. We plan to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.12 per share (based on the trust account balance as of January 31, 2023) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

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

As of December 31, 2022, we had approximately $780,672 held outside the trust account available to us. If we are required to seek additional capital, we would need to withdraw interest from the trust account as described elsewhere in this Annual Report (i.e. for our franchise and income taxes as well as expenses relating to the administration of the trust account) and/or borrow funds from our sponsor, management team or other third parties to operate, or we may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by July 27, 2023 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following July 27, 2023 in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by July 27, 2023 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until no later than the end of the fiscal year immediately after the first fiscal year for which we filed full year financial statements with the SEC following our listing on NASDAQ. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Even if an annual meeting was held for the purpose of electing directors prior to the consummation of a business combination, only holders of Class B common stock would be entitled to notice of such meeting and to vote at such meeting.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.12 per share (based on the trust account balance as of January 31, 2023) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon on liquidation.

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.12 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. The cost incurred up to the point that we decide not to complete a specific initial business combination likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.12 per share (based on the trust account balance as of January 31, 2023) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

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

As of January 31, 2023, approximately $40.8 million is available in our trust account for completing our business combination and paying related fees and expenses (which includes up to approximately $5.25 million for the payment of deferred underwriting commissions).

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

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 27, 2023 or (b) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.12 per share (based on the trust account balance as of January 31, 2023) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of the date of this Annual Report, there are 95,403,158 and 6,112,500 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of any outstanding warrants or the shares of Class A common stock issuable upon conversion of Class B common stock. There are no shares of preferred stock issued and currently outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.

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

Some other blank check companies have a provision in their charter that prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or in our initial business combination. Our initial stockholders, who collectively beneficially own 52.3% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation that govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 27, 2023, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of amounts released to us to pay taxes and expenses related to the administration of the trust), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, this letter agreement and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of the letter agreement. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement units will be sufficient to allow us to complete our initial business combination, we cannot yet ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account (and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the trust account) on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.12 per share (based on the trust account balance as of January 31, 2023) on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own common shares representing 52.3% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our Board, whose members were elected by our initial stockholders, is and will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” Board, only a minority of the Board may be considered for election. In addition, the founder shares, all of which are held by our initial stockholders, will entitle the holders to elect all of our directors prior to the consummation of our business combination. Holders of our public shares will have no right to vote on the election of directors during such time.  Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

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

As of December 31, 2022, the Company had $780,672 in its operating bank accounts and $51,357,799 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith. As of December 31, 2022, approximately $1.2 million of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a business combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this annual report do not include any adjustments that might result from our inability to consummate a business combination or our inability to continue as a going concern.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to complete our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal control over financial reporting. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

If we identify a material weakness, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares of Class A common stock are listed, the SEC or other regulatory authorities. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The existence of a material weakness in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. We can give no assurance that material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in maintaining our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

If we identify any material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Holders

On March 17, 2023, the numbers of record holders of the Company’s Class A common stock, units and warrants were 1, 2 and 1, respectively, not including beneficial holders whose securities are held in street name.

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

Following the closing of the initial public offering and the private placement, an amount of $150,000,000 ($10.00 per unit) from the net proceeds from the sale of the units in the initial public offering and the private placement units in the private placement was placed in the trust account.  In connection with the approval and implementation of the Charter Amendment, the holders of 10,953,158 shares of our Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.087 per share, for an aggregate redemption amount of approximately $110,484,822. As of December 31, 2022, an amount of $51,357,799 remained in the trust account.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $2,986,976, which consisted of change in fair value of warrant liabilities of $3,032,250, interest earned on investments held in Trust Account of $2,014,235, partially offset by operating and formation costs of $1,717,595 and provision for income taxes of $341,914 ..

For the period from January 1, 2021 (commencement of operations) through December 31, 2021, we had net income of $2,186,877, which consisted of change in fair value of warrant liabilities of $3,187,750, interest earned on investments held in Trust Account of $4,512, partially offset by transaction costs allocated to warrant liabilities of $408,604 and operating and formation costs of $596,781.

On December 21, 2022, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment (the “IMTA Amendment”) to the Company’s Investment Management Trust Agreement (the “IMTA”), dated July 22, 2021, with Continental Stock Transfer & Trust Company (“CST”), as trustee, and an amendment to the Company’s amended and restated certificate of incorporation, to extend the date by which the Company must consummate a business combination transaction from January 27, 2023 to July 27, 2023 (the “Charter Amendment”).

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

Following the Initial Public Offering and the sale of the Private Placement Units, a total of $150,000,000 was placed in the Trust Account. In connection with the approval and implementation of the Charter Amendment, the holders of 10,953,158 shares of our Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.087 per share, for an aggregate redemption amount of approximately $110,484,822.We incurred $8,693,703 in Initial Public Offering related costs, including $3,000,000 of underwriting fees, $5,250,000 of deferred underwriting fees and $443,703 of other costs.

For the year ended December 31, 2022, cash provided by operating activities was $9,207,022. Net income of $2,986,976 was affected by change in fair value of warrant liabilities of $3,032,250 and interest earned on investments held in Trust Account of $2,014,235. Changes in operating assets and liabilities provided $11,266,531 of cash for operating activities.

As of December 31, 2022, we had investments held in the Trust Account of $51,357,799 (including $1,305,435 of interest income) consisting of money market funds with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2022, we withdrew $713,312 of the interest earned from the Trust Account for our tax obligations.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until July 27, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by our stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur and an extension not requested by the Sponsor, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 27, 2023. We intend to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. We are within 12 months of our mandatory liquidation date as of the time of filing of this Annual Report.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

The requirement under 229.303 (Item 303) Management's discussion and analysis of financial condition and results of operations is: Critical accounting estimates. Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. Provide qualitative and quantitative information necessary to understand the estimation uncertainty and the impact the critical accounting estimate has had or is reasonably likely to have on financial condition or results of operations to the extent the information is material and reasonably available. This information should include why each critical accounting estimate is subject to uncertainty and, to the extent the information is material and reasonably available, how much each estimate and/or assumption has changed over a relevant period, and the sensitivity of the reported amount to the methods, assumptions and estimates underlying its calculation.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common shares (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of December 31, 2022, our internal control over financial reporting was effective.

This Report does not include an attestation report of our independent registered public accounting firm, because as an “emerging growth company” under the JOBS Act our independent registered public accounting firm is not required to issue such an attestation report.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

MANAGEMENT

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Jennifer Deason	47	Chairman
Peter Saldarriaga	40	Chief Executive Officer and Chief Financial Officer
Joel Washington	39	President and Chief Investment Officer
Jason Park	46	Director
Miyuki Matsumoto	44	Director
Amy Cappellazzo	55	Director
Jennifer Turner	48	Director
Dhani Jones	45	Director

Jennifer Deason has served as our Chairman since January 2021 and previously served as our Chief Executive Officer from January 2021 to May 2022. Ms. Deason has served as the Chief Executive Officer of Home Partners of America, a real estate technology business, since February 2023. From May 2019 to February 2021, Ms. Deason served as the Chief Financial Officer, Chief Business Officer and board member for the dtx company and Flowcode. The dtx company is a holding company investing in the DTC economy and Flowcode offers technology solutions to enable direct connections between consumers and brands. From 2016 to 2018, Ms. Deason served as Executive Vice President, Global Head of Strategy and Business Development for Sotheby’s. She served as Chief Financial Officer of the Weather Channel from 2014 to 2016 and was an Executive Vice President with Bain Capital, a leading global alternative investment manager, from 2008 to 2014. While at Bain, Ms. Deason served in several interim operating roles such as President, Chief Marketing Officer and Chief Financial Officer and was a board member of several portfolio companies. Ms. Deason has served on the board of directors of DHI Group (NYSE: DHX) since July 2016, Concentrix (NASDAQ: CNXC) since November 2020 and Mastercraft (NASDAQ: MCFT) since July 2021. Earlier in her career, Ms. Deason spent four years at McKinsey focused on media, consumer, technology, and private equity. She began her career at Alex. Brown (Deutsche Bank) and eBay in Silicon Valley. She holds an MBA from Stanford University and a Bachelor of Arts from Yale University. Ms. Deason was chosen to serve on our board due to her experience with technology-enabled businesses and her strong background in financial and operating roles.

Peter Saldarriaga has served as our Chief Financial Officer, and Secretary since January 2021 and as our Chief Executive Officer since June 2022. He also served as our President from January 2021 to February 2023. Since October 2022, he has served as a Managing Director of Ara Partners, a private equity firm focused on industrial decarbonization. Mr. Saldarriaga was a private investor from January 2020 to October 2022. He previously worked as a private equity investor at Bain Capital, a leading global alternative investment manager, from September 2007 until December 2019. While at Bain Capital, he was a leader in the technology, media & telecom and industrial teams in the North American Private Equity group, most recently as a Principal from 2015 to 2019, sourcing and executing new investment opportunities and serving as an advisor to management teams of several portfolio companies. Prior to joining Bain Capital, Mr. Saldarriaga spent three years at Bain and Company in New York and India as a strategy consultant serving Fortune 100 clients in the technology, media, financial services, healthcare, and private equity sectors. He currently sits on the boards of two private companies in the Ara Partners portfolio, GIDARA Energy and Puraglobe. Mr. Saldarriaga received an MBA from Harvard Business School and an AB in Computer Science cum laude from Harvard College.

Joel Washington  has served as our President and Chief Investment Officer since February 2023. Mr. Washington is an experienced founder and investor in tech startups. Most recently, in 2015 he founded and served as Chief Operating Officer of Zero Financial, Inc., a neobank that launched a credit card, debit card, bank account, and cash advances, and led the sale of the company to a large fintech in 2021. Previously, in 2013 he was a Founder of Shift (NASDAQ:SFT), an online used car retailer, which went public in 2020 via a business combination with a special purpose acquisition company.  Earlier in his career, from 2007 to 2011, he worked as an investor at Comcast Ventures, investing in seed through growth stage startups, and has also worked on angel investments. Mr. Washington began his career as a management consultant at the Boston Consulting Group, where he worked from 2005 to 2007 for various corporate clients in the tech, media, and telecom sectors, and on private equity due diligence engagements. He earned a degree in Government & Economics with honors from Harvard College, and later an MBA from Stanford University.

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

Number and Terms of Office of Officers and Directors

We currently have six directors. Our Board is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Mr. Park and Ms. Matsumoto, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mses. Deason and Capellazzo, Dr. Turner and Mr. Jones, will expire at the second annual meeting of stockholders.

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

Audit Committee

We have established an audit committee of the Board. Jennifer Turner, Jason Park and Miyuki Matsumoto serve as members of our audit committee. Under NASDAQ listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Under NASDAQ listing standards and applicable SEC rules, our audit committee must have one independent member at the time of listing, a majority of independent members within 90 days of listing, and consist of all independent members within one year of listing. Mr. Park, Dr. Turner and Ms. Matsumoto each meet the independent director standard under NASDAQ’s listing standard and under Rule 10A-3(b)(1) of the Exchange Act. Ms. Matsumoto serves as chairman of the audit committee.

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

Compensation Committee

We have established a compensation committee of the Board. Dhani Jones and Jennifer Turner serve as members of our compensation committee. Under NASDAQ listing standard and applicable SEC rules, our compensation committee must have one independent member at the time of listing, a majority of independent members within 90 days of listing, and consist of all independent members within one year of listing. Mr. Jones and Dr. Turner each meet the independent director standard under NASDAQ listing standards. Mr. Jones serves as chairman of the compensation committee.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2022.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 14, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

The beneficial ownership of the Company’s voting common stock is based on 4,596,842 shares of Class A common stock outstanding and 3,887,500 shares of Class B common stock outstanding, except as otherwise indicated.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock		Combined Voting Power(2)
Name and Address of Beneficial Owners	Number	% of class	Number	% of class	Number	% of class

Directors and Executive Officers:(1)
Jennifer Deason(4)	550,000	12.0%	3,887,500	100%	4,437,500	52.3%
Peter Saldarriaga(4)	550,000	12.0%	3,887,500	100%	4,437,500	52.3%
Joel Washington	–	–	–	–	–	–
Jason Park(3)	–	–	–	–	–	–
Miyuki Matsumoto(3)	–	–	–	–	–	–
Amy Cappellazzo(3)	–	–	–	–	–	–
Jennifer Turner(3)	–	–	–	–	–	–
Dhani Jones(3)	–	–	–	–	–	–
	–	–	–	–	–	–
All directors and executive officers as a group (eight individuals)	550,000	12.0%	3,887,500	100%	4,437,500	52.3%

5% or Greater Beneficial Owners:
Balyasny Asset Management L.P.(5)	1,316,658	28.6%	–	–	1,316,658	15.5%
LMR Partners LLP(6)	350,000	7.6%	–	–	350,000	4.1%
Atlas Diversified Master Fund, Ltd.(7)	1,316,658	28.6%	–	–	1,316,658	15.5%
Atalaya Capital Management LP(8)	350,000	7.6%	–	–	350,000	4.1%
Saba Capital Management, L.P.(9)	931,757	20.3%	–	–	931,757	11.0%
Polar Asset Management Partners Inc.(10)	350,000	7.6%	-	-	350,000	4.1%
Sandia Investment Management L.P.(11)	350,000	7.6%	-	-	350,000	4.1%
Radcliffe Capital Management, L.P.(12)	350,000	7.6%	-	-	350,000	4.1%
Belong Acquisition Sponsor, LLC(4)	550,000	12.0%	3,887,500	100%	4,437,500	52.3%

*	Less than 1 percent.

1.	Unless otherwise noted, the business address of each of the following individuals is c/o Belong Acquisition Corp., 202 Washington Street, Suite 401, Brookline, MA 02445.

2.	Represents the percentage of voting power of our Class A common stock and Class B common stock voting together as a single class.

3.	This individual is a member of our sponsor, but does not have voting or investment power over the shares held by our sponsor.

4.	Shares are held directly by Belong Acquisition Sponsor, LLC, a limited liability company which is managed by Ms. Deason and Mr. Saldarriaga, each of whom disclaim beneficial ownership of these securities, except to the extent of her or his pecuniary interest therein.

5.	Based on a Schedule 13G filed on February 14, 2023 by Balyasny Asset Management L.P. (“BAM”), BAM GP LLC (“BAM GP”), Balyasny Asset Management Holdings LP (“BAM Holdings”), Dames GP LLC (“Dames”), and Dmitry Balyasny. BAM is the investment manager of Atlas Diversified Master Fund, Ltd. (“ADMF”), which directly holds 1,316,658 shares of Class A common stock. BAM GP is the general partner of BAM. BAM Holdings is the sole member of BAM GP. Dames is the general partner of BAM Holdings. Mr. Balyasny is the managing member of Dames. As a result, BAM, BAM GP, BAM Holdings, Dames and Mr. Balyasny may be deemed to exercise voting and investment power over the shares held directly by ADMF. The address of the principal business office of each of the reporting persons is 444 West Lake Street, 50th Floor, Chicago, IL 60606

6.	Based on a Schedule 13G/A filed on February 14, 2023 on behalf of LMR Multi-Strategy Master Fund Limited (the “LMR Master Fund”), LMR CCSA Master Fund Ltd (the “LMR CCSA Master Fund”), LMR Partners LLP, LMR Partners Limited, LMR Partners LLC, LMR Partners AG and LMR Partners (DIFC) Limited (collectively, the “LMR Investment Managers”), Ben Levine and Stefan Renold. LMR Master Fund directly holds 175,000 shares of Class A common stock and LMR CCSA Master Fund directly holds 175,000 shares of Class A common stock. The LMR Investment Managers serve as the investment managers to certain funds, including, without limitation, LMR Master Fund and LMR CCSA Master Fund. Mr. Levine and Mr. Renold are ultimately in control of the investment and voting decisions of the LMR Investment Managers with respect to the securities held by LMR Master Fund and LMR CCSA Master Fund. The address of the principal business office of each of the reporting persons is c/o LMR Partners LLP, 9th Floor, Devonshire House, 1 Mayfair Place, London, W1J 8AJ, United Kingdom.

7.	Based on a Schedule 13G/A filed on February 14, 2022 on behalf of Atlas Diversified Master Fund, Ltd. a Cayman corporation (“ADMF”), Atlas Diversified Fund, Ltd. a Cayman corporation (“ADF LTD”), Atlas Diversified Fund, L.P. a Delaware limited partnership (“ADF LP”), Atlas Master Fund, Ltd. a Cayman corporation (“AMF”), Atlas Global, LLC a Delaware limited liability company (“AG”), Atlas Global Investments, Ltd. a Cayman corporation (“AGI”), Atlas Enhanced Master Fund, Ltd. a Cayman corporation (“AEMF”), Atlas Enhanced Fund, L.P. a Delaware limited partnership (“AEF LP”), Atlas Enhanced Fund, Ltd. a Cayman corporation (“AEF LTD”), Atlas Portable Alpha, LP a Delaware limited partnership (“APA LP”), Atlas Terra Fund, Ltd. a Cayman corporation (“ATF LTD”), Atlas Institutional Equity Fund, L.P. a Delaware limited partnership (“AIEF LP”), Balyasny Asset Management L.P. a Delaware limited partnership (“BAM”), and Dmitry Balyasny. BAM is the investment manager to each of ADMF, ADF LTD, ADF LP, AMF, AG, AGI, AEMF, AEF LP, AEF LTD, APA LP, ATF LTD and AIEF LP. Mr. Balyasny indirectly controls 100% of the general partner of BAM. The address of the principal business office of each of ADMF, ADF LTD, AMF, AGI, AEMF, AEF LTD and ATF LTD is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, George Town, Grand Cayman KY1-1104, Cayman Islands, British West Indies. The address of the principal business office of each of ADF LP, AG, AEF LP, APA LP, AIEF LP, BAM and Mr. Balyasny is 444 West Lake Street, 50th Floor, Chicago, IL 60606.

8.

Based on a Schedule 13G/A filed on February 14, 2023 on behalf of Atalaya Special Purpose Investment Fund II LP (“ASPIF II”), ACM ASOF VII (Cayman) Holdco LP (“ASOF”), ACM Alameda Special Purpose Investment Fund II LP (“Alameda”), Atalaya Capital Management LP (“ACM”), Corbin ERISA Opportunity Fund, Ltd. (“CEOF”), Corbin Opportunity Fund, L.P. (“COF”), Corbin Capital Partners GP, LLC (“Corbin GP”), Corbin Capital Partners Group, LLC (“CCPG”), and Corbin Capital Partners, L.P. (“CCP”). As of October 1, 2021, CCPG ceased to beneficially own any shares. As of December 31, 2022, CEOF, COF, Corbin GP and CCP had ceased to beneficially own any Shares. ASPIF II, ASOF and Alameda beneficially own 84,541, 116,655 and 148,804 shares, respectively. As investment manager to ASPIF II, ASOF and Alameda, ACM has the power to vote and direct the disposition of all shares held by ASPIF II, ASOF and Alameda. As investment manager to CEOF and COF, CCP has the power to vote and direct the disposition of all shares held by CEOF and COF.  The address of the principal business office of each of ASPIF II, ASOF, Alameda and ACM is One Rockefeller Plaza, 32nd Floor, New York, NY 10020. The address of the principal business office of each of CEOF, COF, Corbin GP, CCPG and CCP is 590 Madison Avenue, 31st Floor, New York, NY 10022.

9.	Based on a Schedule 13G/A filed on February 14, 2023 on behalf of Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein. The address of the business office of each of the reporting persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

10.	Based on a Schedule 13G/A filed on February 10, 2023 by Polar Asset Management Partners Inc. Polar Asset Management Partners Inc. serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares directly held by PMSMF. The address of the business office of the reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

11.	Based on a Schedule 13G filed on January 13, 2023 on behalf of Sandia Investment Management L.P., a Delaware limited partnership (“Sandia”), and Timothy J. Sichler. The securities reported are beneficially owned by Sandia in its capacity as investment manager to a private investment vehicle and separately managed accounts. Mr. Sichler serves as Managing Member of the general partner of Sandia, and in such capacity may be deemed to indirectly beneficially own the securities reported. The address of the business office of each of the reporting persons is 201 Washington Street, Boston, MA 02108.

12.	Based on a Schedule 13G filed on January 10, 2023 on behalf of Radcliffe Capital Management, L.P., RGC Management Company, LLC, Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P. and Radcliffe SPAC GP, LLC. RGC Management Company, LLC, Steven B. Katznelson and Christopher Hinkel may be considered control persons of Radcliffe Capital Management, L.P. Radcliffe SPAC GP, LLC, Steven B. Katznelson and Christopher Hinkel may be considered control persons of Radcliffe SPAC Master Fund, L.P. The address of the business office of each of the reporting persons is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

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

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that Jason Park, Miyuki Matsumoto, Amy Cappellazzo, Jennifer Turner and Dhani Jones are independent directors under the NASDAQ rules and Rule 10A-3 of the Exchange Act. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs in particular and, accordingly, each of them may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our sponsor, officers and directors have agreed to waive their redemption rights with respect to any founder shares, any private placement shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their redemption rights with respect to any founder shares and private placement shares held by them if we fail to consummate our initial business combination by July 27, 2023. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units held in the trust account will be used to fund the redemption of our public shares, and the private placement units will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement units and the Class A common stock and warrants underlying such units, will not be transferable, assignable or salable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to complete our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units.

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

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acted as our independent registered public accounting firm for the period from January 1, 2021 (commencement of operations) through December 31, 2021 and for the year ended December 31, 2022. The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, our initial public offering and other required filings with the SEC for the period from January 1, 2021 (commencement of operations) through December 31, 2021 and for the year ended December 31, 2022 totaled $88,400 and $124,260, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for audit-related services for the period from January 1, 2021 (commencement of operations) through December 31, 2021 or for the year ended December 31, 2022.

Tax Fees

For the period from January 1, 2021 (commencement of operations) through December 31, 2021 and for the year ended December 31, 2022, we paid Withum $0 and approximately $8,320, respectively, for tax compliance, tax planning and tax advice.

All Other Fees

For the period from January 1, 2021 (commencement of operations) through December 31, 2021 and for the year ended December 31, 2022, there were no fees billed for products and services provided by Withum other than those set forth above.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Description

1.1	Underwriting Agreement, dated July 22, 2021, between the Company and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-40648) filed with the SEC on July 28, 2021)

3.1	Amended and Restated Certificate of Incorporation of Belong Acquisition Corp., dated July 22, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40648) filed with the SEC on July 28, 2021)

3.2	Amended and Restated Bylaws of Belong Acquisition Corp. (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-253857) initially filed with the SEC on March 4, 2021)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Belong Acquisition Corp., dated December 21, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40648) filed with the SEC on December 22, 2022)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-253857) initially filed with the SEC on March 4, 2021)

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-253857) initially filed with the SEC on March 4, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-253857) initially filed with the SEC on March 4, 2021)

4.4	Warrant Agreement, dated July 22, 2021 between Belong Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40648) filed with the SEC on July 28, 2021)

4.5	Description of Securities of Belong Acquisition Corp. (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-40648) filed with the SEC on March 30, 2022)

10.1	Letter Agreement, dated July 22, 2021, by and among the Company, its officers and directors and Belong Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40648) filed with the SEC on July 28, 2021)

10.2	Investment Management Trust Agreement, dated July 22, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40648) filed with the SEC on July 28, 2021)

10.3	Registration Rights Agreement, dated July 22, 2021, between the Company and certain security holders of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40648) filed with the SEC on July 28, 2021)

10.4	Placement Unit Subscription Agreement, dated July 22, 2021, between the Company and Belong Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40648) filed with the SEC on July 28, 2021)

10.5	Administrative Services Agreement, dated July 22, 2021, between the Company and Belong Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40648) filed with the SEC on July 28, 2021)

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-253857) initially filed with the SEC on March 4, 2021)

10.7	Amendment No. 1 to the Investment Management Trust Agreement, dated December 21, 2022, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40648) filed with the SEC on December 22, 2022)

10.8	Form of Non-Redemption Agreement and Assignment of Economic Interest (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40648) filed with the SEC on December 9, 2022)

Exhibit Number	Description

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 (File No. 333-253857) initially filed with the SEC on March 4, 2021)

21.1*	Subsidiaries of the Company

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Belong Acquisition Corp.

Date: March 31, 2023	By:	/s/ Peter Saldarriaga
Peter Saldarriaga
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jennifer Deason	Chairman	March 31, 2023
Jennifer Deason

/s/ Peter Saldarriaga	Chief Executive Officer and Chief Financial Officer	March 31, 2023
Peter Saldarriaga	(Principal Executive, Financial and Accounting Officer)

/s/ Jason Park	Director	March 31, 2023
Jason Park

/s/ Miyuki Matsumoto	Director	March 31, 2023
Miyuki Matsumoto

/s/ Amy Cappellazzo	Director	March 31, 2023
Amy Cappellazzo

/s/ Jennifer Turner	Director	March 31, 2023
Jennifer Turner

/s/ Dhani Jones	Director	March 31, 2023
Dhani Jones

BELONG ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Belong Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Belong Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from January 1, 2021 (commencement of operations) through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by July 27, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 31, 2023

PCAOB ID Number 100

BELONG ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current assets
Cash	$780,672	$1,397,524
Prepaid expenses	151,073	380,883
Prepaid income taxes	29,086	—
Total current assets	960,831	1,778,407

Investments held in Trust Account	51,357,799	150,004,512
TOTAL ASSETS	$52,318,630	$151,782,919

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$822,512	$293,891
Due to shareholders	10,537,186	—
Total current liabilities	11,359,698	293,891

Deferred underwriting fee payable	5,250,000	5,250,000
Warrant liabilities	1,088,500	4,120,750
TOTAL LIABILITIES	17,698,198	9,664,641

Commitments and Contingencies

Class A common stock subject to possible redemption, 4,046,842 and 15,000,000 shares at approximately $10.08 per share and $10.00 per share as of December 31, 2022 and 2021, respectively	40,799,309	150,000,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 550,000 shares issued and outstanding (excluding 4,046,842 and 15,000,000 shares subject to possible redemption) as of December 31, 2022 and 2021, respectively	55	55
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,887,500 shares issued and outstanding as of December 31, 2022 and 2021	389	389
Additional paid-in capital	—	—
Accumulated deficit	(6,179,321)	(7,882,166)
TOTAL STOCKHOLDERS’ DEFICIT	(6,178,877)	(7,881,722)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$52,318,630	$151,782,919

The accompanying notes are an integral part of the financial statements.

BELONG ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the year ended December 31,	For the Period from January 1, 2021 (commencement of operations) through December 31,
	2022	2021

Operating and formation costs	$1,717,595	$596,781
Loss from operations	(1,717,595)	(596,781)

Other income (expense):
Change in fair value of warrant liabilities	3,032,250	3,187,750
Transaction costs incurred in connection with warrant liabilities	—	(408,604)
Interest earned on investments held in Trust Account	2,014,235	4,512
Total other income, net	5,046,485	2,783,658

Income before provision for income taxes	3,328,890	2,186,877
Provision for income taxes	(341,914)	—
Net income	$2,986,976	$2,186,877

Basic and diluted weighted average shares outstanding, Class A common stock	15,519,991	6,707,005
Basic and diluted net income per share, Class A common stock	$0.15	$0.21
Basic and diluted weighted average shares outstanding, Class B common stock	3,887,500	3,887,500
Basic and diluted net income per share, Class B common stock	$0.15	$0.21

The accompanying notes are an integral part of the financial statements.

BELONG ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND

FOR THE PERIOD FROM JANUARY 1, 2021 (COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021 (commencement of operations)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to initial stockholders	—	—	4,450,000	445	24,555	—	25,000

Sale of 550,000 Private Placement Units, net	550,000	55	—	—	5,262,299	—	5,262,354

Forfeiture of Founder Shares	—	—	(562,500)	(56)	56	—	—

Accretion for redeemable Class A common stock to redemption amount	—	—	—	—	(5,286,910)	(10,069,043)	(15,355,953)

Net income	—	—	—	—	—	2,186,877	2,186,877

Balance – December 31, 2021	550,000	55	3,887,500	389	—	(7,882,166)	(7,881,722)

Accretion for redeemable Class A common stock to redemption amount	—	—	—	—	—	(1,284,131)	(1,284,131)

Shareholder non-redemption agreement					2,439,902		2,439,902

Shareholder non-redemption agreement					(2,439,902)		(2,439,902)
Net income	—	—	—	—	—	2,986,976	2,986,976

Balance – December 31, 2022	550,000	$55	3,887,500	$389	$—	$(6,179,321)	$(6,178,877)

The accompanying notes are an integral part of the financial statements.

BELONG ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the year ended December 31,	For the Period from January 1, 2021 (commencement of operations) through December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$2,986,976	$2,186,877
Adjustments to reconcile net income to net cash provided by operating activities:
Interest earned on investments held in Trust Account	(2,014,235)	(4,512)
Change in fair value of warrant liabilities	(3,032,250)	(3,187,750)
Transaction cost incurred in connection with the initial public offering	—	408,604
Changes in operating assets and liabilities:
Prepaid expenses	229,810	(380,883)
Prepaid income taxes	(29,086)	—
Due to shareholders	10,537,186	—
Accrued expenses	528,621	293,891
Net cash provided by (used in) operating activities	9,207,022	(683,773)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(150,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	713,312	—
Cash withdrawn from Trust Account in connection with redemption	99,947,636	—
Net cash provided by (used in) investing activities	100,660,948	(150,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	147,000,000
Proceeds from sale of Private Placement Units	—	5,500,000
Proceeds from promissory note - related party	—	76,718
Repayment of promissory note - related party	—	(76,718)
Redemption of common stock	(110,484,822)	—
Payment of offering costs	—	(418,703)
Net cash (used in) provided by financing activities	(110,484,822)	152,081,297

Net Change in Cash	(616,852)	1,397,524
Cash – Beginning of period	1,397,524	—
Cash – End of period	$780,672	$1,397,524

Supplementary cash flow information:
Cash paid for income taxes	$371,000	$—

Non-Cash Investing and Financing Activities:
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$25,000
Deferred underwriting fee payable	$—	$5,250,000

The accompanying notes are an integral part of the financial statements.

BELONG ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

All activity through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units held in Trust Account (defined below).

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
DECEMBER 31, 2022

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

The Company will have until July 27, 2023 (originally January 27, 2023) to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of permitted withdrawals and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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
DECEMBER 31, 2022

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

On December 21, 2022, the Company held a special meeting of stockholders. The purpose of the special meeting was to vote to approve amendments to the Company’s Certificate of Incorporation and Investment Management Trust Agreement to extend the Company’s mandatory expiration date from January 27, 2023 to July 27, 2023.

Liquidity and Going Concern

As of December 31, 2022, the Company had $780,672 in its operating bank accounts, $51,357,799 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A common stock in connection therewith and working capital of $87,930, which excludes franchise taxes payable of $21,303. As of December 31, 2022, approximately $1.3 million of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. As of December 31, 2022, the Company withdrew $713,312 of the interest income from the Trust Account to pay tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board (“FASB”)Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until July 27, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 27, 2023.

BELONG ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

At December 31, 2022, substantially all of the assets held in the Trust Account were held as cash held by Continental Stock Transfer & Trust Company. At December 31, 2021, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

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

BELONG ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

Warrant Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB Accounting Standards Codification (“ASC”) Topic 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants (as defined in Note 3) and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC Topic 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The Public Warrants and the Private Placement Warrants for periods where no observable traded price is available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant reporting date. For the period subsequent to detachment of the Public Warrants, the Private Placement Warrants were valued based on the observed price for Public Warrants. As both the Public and Private Warrants are subject to the make-whole table, the Company determined the Private Placement Warrant is substantially the same security as the Public Warrant and therefore the closing price of the Public warrants was used to value both securities.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

At December 31, 2022 and 2021, Class A common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$150,000,000
Less:
Proceeds allocated to Public Warrants	(7,050,000)
Class A common stock issuance costs	(8,305,953)
Plus:
Accretion of carrying value to redemption value	15,355,953

Class A common stock subject to possible redemption December 31, 2021	150,000,000
Plus:
Accretion of carrying value to redemption value	1,284,131
Less:
Redemption	(110,484,822)
Class A common stock subject to possible redemption December 31, 2022	40,799,309

See Notes 10 and 7, respectively, for the current amount held in the Trust Account and the number of shares of Class A common stock currently subject to redemption following the Company’s December 21, 2022 special meeting of stockholders to extend the Business Combination deadline date from January 27, 2023 to July 27, 2023.

BELONG ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

The calculation of diluted net income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 7,775,000 shares of Class A common stock in the aggregate. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the year ended December 31, 2022		Period from January 1, 2021 (Commencement of Operations) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$2,388,657	$598,319	$1,384,434	$802,443
Denominator:
Basic and diluted weighted average shares outstanding	15,519,991	3,887,500	6,707,005	3,887,500
Basic and diluted net income per common share	$0.15	$0.15	$0.21	$0.21

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, other than warrant liabilities (see Note 10).

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

The sale or allocation of the Founder Shares to the anchor investors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC Topic 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 720,000 shares allocated to the anchor investors in July 2021 was $5,234,400 or $7.27 per share. Stock-based compensation expense would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

Administrative Support Agreement

The Company agreed, commencing on July 23, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor or its designee a total of up to $10,000 per month for office space, administrative and shared personnel support. For the year ended December 31, 2022, the Company incurred and paid $120,000 in fees related to these services. For the period from January 1, 2021 (commencement of operations) through December 31, 2021, the Company incurred and paid $60,000 in fees related to these services.

BELONG ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, there were no amounts outstanding under the Working Capital Loans.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

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

BELONG ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

Extension of Combination Period

On December 21, 2022, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment (the “IMTA Amendment”) to the Company’s Investment Management Trust Agreement (the “IMTA”), dated July 22, 2021, with Continental Stock Transfer & Trust Company (“CST”), as trustee, and an amendment to the Company’s amended and restated certificate of incorporation, to extend the date by which the Company must consummate a business combination transaction from January 27, 2023 to July 27, 2023 (the “Charter Amendment”).

Non-redemption Agreement

The Sponsor entered into Non-Redemption Agreements with various stockholders of the Company pursuant to which these stockholders have committed not to redeem certain of their shares of Class A common stock in connection with the Special Meeting held on December 21, 2022, but still retained their right to redeem such shares in connection with the closing of the Business Combination. The Sponsor has agreed to transfer a portion of its Class B common stock to the Non-Redeeming Stockholders. The Sponsor has assigned 3.5 shares of Class B common stock for each Public Share subject to a Non-Redemption Agreement, resulting in a total of 887,237 shares of Class B commons stock allocated to the participating investors by the Sponsor. The Company estimated the aggregate fair value of the 887,237 founders shares attributable to the Non-Redeeming Stockholders to be $2,439,902 or $2.75 per share. Each Non-Redeeming Stockholder acquired from the Sponsor an indirect economic interest in the founder shares. The excess of the fair value of the founder shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by the Company as a capital contribution by the Sponsor to induce these holders of the Class A shares not to redeem, with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred as an offering cost.

The fair value of the founder shares was based on the following significant inputs:

December 21, 2022
Risk free rate	4.64%
Estimated vesting time of founder shares	0.85
Value in no De-SPAC scenario	$10.00
Probability of transaction	30%

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 550,000 shares of Class A common stock issued and outstanding, excluding 4,046,842 and 15,000,000 shares of Class A common stock subject to possible redemption, respectively, which are accounted for as temporary equity.

BELONG ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 3,887,500 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

As of December 31, 2022 and 2021, there were 7,500,000 Public Warrants and 275,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

BELONG ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

NOTE 9. INCOME TAX

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2022 and 2021.

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax asset
Net operating income carryforward	$—	$39,076
Startup/Organization Expenses	403,470	85,300
Total deferred tax asset	403,470	124,376
Valuation allowance	(403,470)	(124,376)
Deferred tax asset, net of allowance	$—	$—

BELONG ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

The income tax provision for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021 consists of the following:

	December 31,	For the Period from January 1, 2021 (Commencement of Operations) through December 31,
	2022	2021
Federal
Current	$341,914	$—
Deferred	(279,094)	(124,376)

State
Current	—	—
Deferred	—	—
Change in valuation allowance	279,094	124,376
Income tax provision	$341,914	$—

As of December 31, 2022 and 2021, the Company had a total of $0 and $186,075, respectively, of U.S. federal and state net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely. As of December 31, 2022 and 2021, the Company did not have any state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $279,094. For the period from January 1, 2021 (commencement of operations) through December 31, 2021, the change in the valuation allowance was $124,376.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021

Statutory federal income tax rate	21.0%	21.0%
Change in fair value of warrants	(19.1)%	(30.6)%
Transaction costs allocated to warrants	0.0%	3.9%
Change in valuation allowance	8.4%	5.7%
Income tax provision	10.3%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities since inception.

NOTE 10. FAIR VALUE MEASUREMENTS

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

BELONG ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

At December 31, 2022, assets held in the Trust Account were comprised of $51,357,799 in money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2022, the Company withdrew $713,312 of the interest income from the Trust Account to pay its tax obligations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$51,357,799	$150,004,512

Liabilities:
Warrant liabilities – Public Warrants	1	$1,050,000	$3,975,000
Warrant liabilities – Private Placement Warrants	2	$38,500	$145,750

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations. As of December 31, 2022 and 2021, the Public Warrants are classified as Level 1 due to the use of a quoted price in an active market. In the case of the Private Placement Warrants, the Company used the publicly- listed trading price of the Public Warrants as the price for the Private Placement Warrants given the Private Placement Warrants are also subject to the make-whole table, which is considered to be a Level 2 measurement as they follow the public price.

As of December 31, 2022, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.14 per warrant for aggregate values of $38,500 and $1,050,000, respectively.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were transfers to level 1 of $4,125,000 and transfers to level 2 of $151,250 for the period from January 1, 2021 (commencement of operations) through December 31, 2021. There were no transfers during the year ended December 31, 2022.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.