Form 10-Q
period 2023-03-31
Belong Acquisition Corp.
filed 2023-05-12
CIK 1842384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 11, 2023, there were 4,596,842 shares of Class A common stock, $0.0001 par value, and 3,887,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BELONG ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BELONG ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$408,663	$780,672
Prepaid expenses	151,392	151,073
Prepaid income taxes	—	29,086
Total current assets	560,055	960,831

Investments held in Trust Account	41,236,018	51,357,799
TOTAL ASSETS	$41,796,073	$52,318,630

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,478,156	$822,512
Due to shareholders	—	10,537,186
Income taxes payable	47,649	—
Total current liabilities	1,525,805	11,359,698

Deferred underwriting fee payable	5,250,000	5,250,000
Warrant liabilities	311,000	1,088,500
TOTAL LIABILITIES	7,086,805	17,698,198

Commitments and Contingencies

Class A common stock subject to possible redemption, 4,046,842 shares at approximately $10.15 per share and $10.08 per share as of March 31, 2023 and December 31, 2022, respectively	41,087,980	40,799,309

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 550,000 shares issued and outstanding (excluding 4,046,842 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022, respectively	55	55
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,887,500 shares issued and outstanding as of March 31, 2023 and December 31, 2022	389	389
Additional paid-in capital	—	—
Accumulated deficit	(6,379,156)	(6,179,321)
TOTAL STOCKHOLDERS’ DEFICIT	(6,378,712)	(6,178,877)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$41,796,073	$52,318,630

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELONG ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022

Operating and formation costs	$1,027,334	$250,917
Loss from operations	(1,027,334)	(250,917)

Other income:
Change in fair value of warrant liabilities	777,500	1,788,250
Interest earned on investments held in Trust Account	415,405	15,105
Total other income	1,192,905	1,803,355

Income before provision for income taxes	165,571	1,552,438
Provision for income taxes	(76,735)	—
Net income	$88,836	$1,552,438

Basic and diluted weighted average shares outstanding, Class A common stock	4,596,842	15,550,000
Basic and diluted net income per share, Class A common stock	$0.01	$0.08
Basic and diluted weighted average shares outstanding, Class B common stock	3,887,500	3,887,500
Basic and diluted net income per share, Class B common stock	$0.01	$0.08

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELONG ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	550,000	$55	3,887,500	$389	$—	$(6,179,321)	$(6,178,877)
Accretion for redeemable Class A common stock to redemption amount	—	—	—	—	—	(288,671)	(288,671)
Net income	—	—	—	—	—	88,836	88,836
Balance – March 31, 2023	550,000	$55	3,887,500	$389	$—	$(6,379,156)	$(6,378,712)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	550,000	$55	3,887,500	$389	$—	$(7,882,166)	$(7,881,722)
Net income	—	—	—	—	—	1,552,438	1,552,438
Balance – March 31, 2022	550,000	$55	3,887,500	$389	$—	$(6,329,728)	$(6,329,284)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELONG ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$88,836	$1,552,438
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(415,405)	(15,105)
Change in fair value of warrant liabilities	(777,500)	(1,788,250)
Changes in operating assets and liabilities:
Prepaid expenses	(319)	29,675
Prepaid income taxes	29,086	-
Income taxes payable	47,649	-
Due to shareholders	(10,537,186)	-
Accrued expenses	655,644	(91,495)
Net cash used in operating activities	(10,909,195)	(312,737)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	10,537,186	-
Net cash provided by investing activities	10,537,186	-

Net Change in Cash	(372,009)	(312,737)
Cash – Beginning of period	780,672	1,397,524
Cash – End of period	$408,663	$1,084,787

Non-Cash Investing and Financing Activities:
Accretion for Class A Common Stock to redemption amount	$288,671	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

All activity through March 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units held in Trust Account (defined below).

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

MARCH 31, 2023

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

MARCH 31, 2023

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

Liquidity and Going Concern

As of March 31, 2023, the Company had $408,663 in its operating bank accounts, $41,236,018 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and a working capital deficit of $817,712, which excludes franchise taxes payable of $52,456 and income taxes payable of $47,649. As of March 31, 2023, approximately $1.7 million of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. As of March 31, 2023, the total withdrawal from Trust in connection to redemption was $110,484,822, which includes withdrawal of $10,537,186 during the three months ended March 31, 2023.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until July 27, 2023 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management continues its search for a target and will continue pursuing all options to complete a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 27, 2023.

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at March 31, 2023 and December 31, 2022.

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Marketable Securities Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds are invested primarily in U.S. Treasury securities.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed as incurred in the unaudited condensed statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $8,693,703, of which $8,305,953 were charged to temporary equity and $20,854 were charged to permanent equity upon the completion of the Initial Public Offering and $408,604 were expensed to the unaudited condensed statements of operations.

Warrant Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB Accounting Standards Codification (“ASC”) Topic 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants (as defined in Note 8) and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC Topic 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the unaudited condensed statements of operations. The Public Warrants and the Private Placement Warrants for periods where no observable trading price is available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant reporting date. For the period subsequent to detachment of the Public Warrants from the Units, as both the Public and Private Placement Warrants are subject to the make-whole table, the Company determined the Private Placement Warrant is substantially the same security as the Public Warrant; and therefore they are similar securities, and as such the closing price of the Public Warrants was used to value both securities.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 46.35% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, respectively, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

MARCH 31, 2023

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

At March 31, 2023 and December 31, 2022, Class A common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$150,000,000
Less:
Proceeds allocated to Public Warrants	(7,050,000)
Class A common stock issuance costs	(8,305,953)
Redemption	(110,484,822)
Plus:
Accretion of carrying value to redemption value	16,640,084
Class A common stock subject to possible redemption December 31, 2022	40,799,309
Plus:
Accretion of carrying value to redemption value	288,671
Class A common stock subject to possible redemption March 31, 2023 (unaudited)	$41,087,980

See Notes 9 and 7, respectively, for the current amount held in the Trust Account and the number of shares of Class A common stock currently subject to redemption following the Company’s December 21, 2022 special meeting of stockholders to extend the Business Combination deadline date from January 27, 2023 to July 27, 2023.

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

The calculation of diluted net income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 7,775,000 shares of Class A common stock in the aggregate. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except share amounts):

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$48,132	$40,704	$1,214,950	$310,488
Denominator:
Basic and diluted weighted average shares outstanding	4,596,842	3,887,500	15,550,000	3,887,500
Basic and diluted net income per common share	$0.01	$0.01	$0.08	$0.08

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

MARCH 31, 2023

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

In February 2023, the Sponsor allocated 90,000 Founder Shares to the Company’s President and Chief Investment Officer. The fair value of the 90,000 shares allocated was $247,500 or approximately $2.75 per share. The Founder Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Administrative Support Agreement

The Company agreed, commencing on July 23, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor or its designee a total of $10,000 per month for office space, administrative and shared personnel support. For the three months ended March 31, 2023, the Company incurred $30,000 and paid $20,000 in fees related to these services, of which $10,000 is included in the accrued expenses in the accompanying condensed balance sheets. For the three months ended March 31, 2022, the Company incurred $30,000 and paid $40,000 in fees related to these services, of which $10,000 is included in the prepaid expenses in the accompanying condensed balance sheets.

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

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

MARCH 31, 2023

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

Non-redemption Agreement

The Sponsor entered into Non-Redemption Agreements with various stockholders of the Company pursuant to which these stockholders have committed not to redeem certain of their shares of Class A common stock in connection with the Special Meeting held on December 21, 2022, but still retained their right to redeem such shares in connection with the closing of the Business Combination. The Sponsor has agreed to transfer a portion of its Class B common stock to the Non-Redeeming Stockholders. The Sponsor has assigned 3.5 shares of Class B common stock for each Public Share subject to a Non-Redemption Agreement, resulting in a total of 887,237 shares of Class B commons stock allocated to the participating investors by the Sponsor. The Company estimated the aggregate fair value of the 887,237 founder shares attributable to the Non-Redeeming Stockholders to be $2,439,902 or $2.75 per share. Each Non-Redeeming Stockholder acquired from the Sponsor an indirect economic interest in the Founder Shares. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by the Company as a capital contribution by the Sponsor to induce these holders of the Class A shares not to redeem, with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred as an offering cost.

The fair value of the Founder Shares was based on the following significant inputs:

December 21, 2022
Risk free rate	4.64%
Estimated vesting time of Founder Shares	0.85
Value in no De-SPAC scenario	$10.00
Probability of transaction	30%

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 550,000 shares of Class A common stock issued and outstanding, excluding 4,046,842 and 4,046,842 shares of Class A common stock subject to possible redemption which are accounted for as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 3,887,500 shares of Class B common stock issued and outstanding.

Prior to the consummation of a Business Combination, only holders of Class B common stock will have the right to vote on the election of directors.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all other matters submitted to a vote of our stockholders except as otherwise required by law.

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

NOTE 8. WARRANTS

As of March 31, 2023 and December 31, 2022, there were 7,500,000 Public Warrants and 275,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), and (y) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

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

At March 31, 2023, assets held in the Trust Account were comprised of $41,236,018 in money market funds which are invested primarily in U.S. Treasury Securities. As of March 31, 2023, the total withdrawal from Trust in connection to redemption was $110,484,822, which includes withdrawal of $10,537,186 during the three months ended March 31, 2023.

At December 31, 2022, assets held in the Trust Account were comprised of $51,357,799 as cash held by Continental Stock Transfer & Trust. Through December 31, 2022, the Company withdrew $713,312 of the interest income from the Trust Account to pay its tax obligations. As of December 31, 2022, $110,484,822 was redeemed.

BELONG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	December 31, 2022
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$41,236,018	—
Marketable securities held in Trust Account – Cash held by Continental Stock Transfer & Trust	1	—	$51,357,799

Liabilities:
Warrant liabilities – Public Warrants	1	$—	$1,050,000
Warrant liabilities – Public Warrants	2	$300,00	$—
Warrant liabilities – Private Placement Warrants	2	$11,000	$38,500

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statements of operations. As of March 31, 2023, the Public Warrants transferred from a Level 1 measurement to a Level 2 due to the lack of an active market. At December 31, 2022, the Public Warrants are classified as Level 1 due to the use of a quoted price in an active market. In the case of the Private Placement Warrants, the Company used the publicly- listed trading price of the Public Warrants as the price for the Private Placement Warrants given the Private Placement Warrants are also subject to the make-whole table, which is considered to be a Level 2 measurement as they follow the public price.

As of March 31, 2023, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.04 per warrant for aggregate values of $ $11,000 and $300,000, respectively.

As of December 31, 2022, the fair value of the Private Placement Warrants and Public Warrants was determined to be $0.14 per warrant for aggregate values of $38,500 and $1,050,000, respectively.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement Warrants	Public Warrants	Total Warrant Liabilities
Fair value as of January 1, 2021 (commencement of operations)	$—	$—	$—
Initial measurement on July 27, 2021	258,500	7,050,000	7,308,500
Fair value as of July 27, 2021	$258,500	$7,050,000	$7,308,500
Change in fair value	(107,250)	(2,925,000)	(3,032,250)
Transfer to level 1	—	(4,125,000)	(4,125,000)
Transfer to level 2	(151,250)	—	(151,250)
March 31, 2023	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the three months ended March 31, 2023 was $300,000. There were no transfers during the three months ended March 31, 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Belong Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Belong Acquisition Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $88,836 which consisted of change in fair value of warrant liabilities of $777,500 and interest earned on marketable securities held in Trust Account of $415,405, partially offset by operating and formation costs of $1,027,334 and provision for income taxes of $76,735.

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

For the three months ended March 31, 2023, cash used in operating activities was $10,909,195. Net income of $88,836 was affected by non-cash charges (income) related to change in fair value of warrant liabilities of $777,500 and interest earned on marketable securities held in Trust Account of $415,405. Changes in operating assets and liabilities used $9,805,126 of cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $312,737. Net income of $1,552,438 was affected by non-cash charges (income) related to interest earned on marketable securities held in the Trust Account of $15,105 and change in the fair value of warrant liabilities of $1,788,250. Changes in operating assets and liabilities used $61,820 of cash for operating activities.

As of March 31, 2023, we had investments held in the Trust Account of $41,236,018 (including $1,720,840 of interest income) consisting of money market funds with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2023, we withdrew $10,537,186 from the Trust Account in connection with redemptions. As of March 31, 2023, the total withdrawal from Trust in connection to redemption was $110,484,822, which includes withdrawal of $10,537,186 during the three months ended March 31, 2023.

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

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $0.35 per share, or $5,250,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each condensed balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

BELONG ACQUISITION CORP.

Date: May 12, 2023	By:	/s/ Peter Saldarriaga
	Name:	Peter Saldarriaga
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)